Form 10KSB
period 1996-03-31
REAL GOODS TRADING CORP
filed 1996-06-18
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1996
                         OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from           to

                    Commission File No. -   0-22524

                     REAL GOODS TRADING CORPORATION
     (Exact name of small business issuer as specified in its charter)

            California                    68-0227324
(State or other jurisdiction  (IRS Employer Identification
Number)
incorporation or organization)

  555 Leslie Street, Ukiah, California                   95482
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (707) 468-9292

Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which registered
  Common  Stock                  Pacific Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                             (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X            No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB.  [  ]
  State issuer's revenues for its most recent fiscal year
$15,432,000.

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days $6,500,385 as of May 23, 1996.

                    Documents Incorporated by Reference

     A portion of the Real Goods Trading Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners to be filed with the Commission on or before July 25, 1996 is incorporated by reference into Part III, Item 10, of this Annual Report on Form 10-KSB. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10KSB, the Real Goods Trading Corporation Proxy Statement for the 1996 Annual Meeting of Shareowners is not to be deemed filed as part of this report.

                                    PART I
ITEM 1.   DESCRIPTION OF BUSINESS

Introduction.   Real Goods Trading Corporation ("Real Goods"
or the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, direct sales and three retail stores. The Company currently mails catalogs under the names of Real Goods*, Earth Care*, Real Goods News, Real Stuff and Post Consumer. Direct sales are through the reorganized Renewable Energy department. The Company's three retail stores are located in Hopland, California, Amherst, Wisconsin, and Eugene, Oregon. The Company also conducts consumer education activities through the "Institute for Solar Living", a seminar series.

In May after the end of the Company's fiscal year, the Company opened its Solar Living Center, a twelve acre demonstration site housing a 5,000 square foot retail store, constructed of adobe covered rice straw bales and with no conventional electric power. The Solar Living Center embodies the Company's core principles and provides an opportunity to demonstrate the practicality of living and working on a low consumption, environmentally sensitive and renewable energy basis. The Company purchased the land for the Solar Living Center in 1993, and has been developing it since that time. The site is immediately adjacent to Highway 101 in Hopland, California, and the Company believes that it will be of interest both to residents of Northern California and to tourists who will make it a destination. The Company believes that the Solar Living Center has the potential to be of strategic importance to the Company's future.

A.  The Company's Markets

The Company serves several related market segments within the single line of business of specialty retailing. The "Environmentally Related Products Market," consists of consumers who wish to pursue simpler, more energy conserving, wholesome lifestyles with a belief in preserving the earth's resources in a sustainable manner. Consumers in this market tend to live in urban and suburban residences served by the conventional electric utility power grid. The Company has revamped its color Real Goods and Earth Care catalogs to be more appealing to these customers, and these catalogs now carry primarily these products.

The "Regional Retail Market" is served by the Company's three retail stores, located in Hopland, California, Eugene, Oregon and Amherst, Wisconsin. Each of the three stores carries environmentally related and renewable energy products with a unique focus. The Amherst, Wisconsin store, Snow-Belt, is the Company's national hearth center, marketed through the Real Goods News special catalog. The Eugene, Oregon store features technical sales of hot water systems and is also the Company's Outlet store for inventory no longer available through mail order. The Hopland, California store, recently relocated to the Company's new Solar Living Center, features a number of products that are handmade locally, or in small quantities that are not suitable for mail order sale.

The Company's original focus, the "Renewable Energy Market", consists of homeowners and others living and working without the benefit of the traditional electric company power grid and generating their own electricity. Installation and use of renewable energy products requires a substantial investment of time and money by the consumer. These products are often purchased in connection with constructing or rehabilitating residences with systems and appliances that supply renewable sources of energy or otherwise circumvent the consumer's need to use conventional sources of energy. To increase customer service as well as more effectively manage these larger sales, the Company has created a Renewable Energy department that relates to each customer.
[FN]Real Goods and Earth Care are registered trademarks owned or licensed by the Company.

In conjunction with its product marketing efforts, the Company has always emphasized the "Consumer Education Market; it's primary product for this market is the Solar Living Sourcebook. The Company produces and sells a wide variety of educational materials through its catalogs and retail stores. In 1992, the Company established the Institute for Solar Living, which offers educational seminars on a variety of topics. With the opening of the SLC in May, 1996 the Company has a demonstration site for the Institute, as the retail store there has been built with sustainable building techniques, including strawbale construction, and has many functioning renewable energy systems.

     1. ENVIRONMENTALLY RELATED PRODUCTS MARKET. The Company's mail order catalogs market energy saving conservation devices and environmentally related products to urban and suburban dwellers, and approximately 78% of the Company's sales are derived from catalogs. The environmentally related products comprise a full spectrum of energy-efficient lighting equipment; high efficiency appliances; water saving devices such as low-flow showerheads, low-flush toilets and faucet aerators; recycled paper products including toilet paper, paper towels and facial tissue; household products; gifts; and cards and wraps. The Company also sells non-toxic household cleaning products, water and air purification devices and magnetic radiation meters to this same customer base.

     2. REGIONAL RETAIL MARKET. In fiscal 1996, the Company's three retail stores accounted for 14% of total sales. In July, 1994, the Company's flagship store was relocated to Hopland, California, on the side of a busy interstate highway. This rented location was approximately 3500 square feet. Renewable energy department sales were combined into the Hopland store sales for a portion of fiscal 1995. In May 1996, the Hopland store moved to the Solar Living Center, the twelve acre demonstration site that the Company purchased and developed over the past two years. This site is also adjacent to the interstate highway. The Hopland store, in addition to stocking a majority of the products in the Company catalogs, also offers items that are unique to the Northern California bio-region that are handmade or in such small quantities that they are not suitable for mail order.

The Company's Snow-Belt store in Amherst, Wisconsin, emphasizes hearth stoves products, as well as many items sold by the Company through its catalogs in its 1,300 square foot showroom. Subsequent to year end, in July 1996, the Company is launching a national hearth catalog, a special issue of the Real Goods News, to initiate national hearth sales through the store.

In July, 1994, the Company opened a third retail store at a rented location of approximately 2,400 square feet in Eugene, Oregon. Subsequent to year end, in April, 1996, the Eugene store moved to a 3,800 square foot downtown location. In addition to being nationally advertised as the outlet center, the store specializes in solar hot water systems.

During the November through January months, the Company has previously operated a seasonal outlet store in Ukiah as a clearance center for returned and discontinued merchandise.
There can be no assurance the Company will continue to operate a seasonal outlet store.

     3. RENEWABLE ENERGY PRODUCTS MARKET. Approximately 8% of the Company's revenues in fiscal 1996 were generated from sales of renewable energy products for the Renewable Energy Department
(RED). From the Real Goods News, a specific catalog mailed for the more sophisticated renewable energy buyer, as well as through the Company's own Solar Living Sourcebook, the RED offers power systems for remote homes using renewable sources of energy including photovoltaic (solar electric), hydroelectric and wind electric, as well as emerging alternative technologies such as hydrogen fuel cells and a new generation of photovoltaic cells. The RED endeavors to provide a broad array of appliances and other system components for most aspects of the independent power systems lifestyle. These products include battery storage systems, power conversion devices, charge controllers, meters, low voltage water pumping systems, solar and propane gas water heaters, high efficiency refrigerators, solar cooling devices, composting toilets and a wide variety of low-voltage household appliances. The traditional markets for these power systems have been remote homes in excess of one-quarter mile from the power companies lines in the United States and remote villages in third world countries.

   4. CONSUMER EDUCATION ACTIVITIES. The Company has traditionally emphasized consumer education as part of its mission, and continues to produce and sell a wide variety of educational materials. The Company's primary product for this market is its Solar Living Sourcebook, a 658-page textbook that the Company periodically (now in its ninth edition) revises and which features all of the Company's renewable energy products. The Solar Living Sourcebook is currently distributed by an independent publisher (Chelsea Green) as well as the Company itself. The Company also markets many publications on specific aspects of renewable energy and conservation within its catalogs and its retail stores.

In 1992, the Company established the Institute for Solar Living, which offers seminars each year for individuals on a variety of topics such as "Planning and Building Your Renewable Energy Home" and "Strawbale Construction." The seminars are taught by the Company's employees and by third-party industry specialists. The Company believes the Institute for Solar Living creates increased consumer awareness with regard to the Company's products and should integrate well with the Solar Living Center as a demonstration site.

B. Vendors. The Company currently purchases its products from a vendor base of more than 1000 suppliers, none of which accounts for more than 12% of purchases. The Company's three largest purchases are from vendors who sell renewable energy products, including photovoltaics, appliances, and inverters. While there are many suppliers of these products, the Company has chosen to limit the majority of its renewable energy purchases to three vendors: Solar Electric Specialties Company, a distributor of solar modules manufactured by Siemens Solar Industries; Photocomm, Inc., a distributor of solar modules manufactured by Sharp Inc. and others, and high efficiency refrigerators; and Trace Engineering, a manufacturer of inverters and other solar electric controls. The Company has developed long-term relationships with all three of these vendors. Because many of the renewable energy products are relatively new, the number of suppliers for these products can be limited, and the Company, from time to time, may face short-term dependencies upon certain manufacturers for these products. However, the Company believes it would not face long-term difficulties in securing alternate sources of supply for such products if it experiences an interruption in its current supply. The Company believes such an interruption would be brief and is not likely to have a material adverse effect on the Company's backorders and sales revenues for the period affected.

The Company generally does not enter into long-term contracts with its suppliers because the Company believes that adequate alternative sources for most products exist and that it has greater flexibility to take advantage of competitive price fluctuations or improvements in technology or quality by not being obligated pursuant to long-term arrangements. As a result, there can be no assurances that the Company will not be subject to unanticipated cost increases or shortages of supply.

C. Seasonality. The Company's revenues are not subject to the extreme seasonality experienced by certain other retailers, however 40% of the Company's revenue are realized in the third quarter. There is an increasing seasonal effect, reflecting the increasing percentage of environmentally related products sales, with sales generally increasing sequentially over the term of the first, second and third fiscal quarters, and generally declining in the fourth fiscal quarter. It is possible that such seasonal effects will be increased if the Company's customer base continues to include a greater percentage of urban and suburban dwellers. The Company believes these seasonal trends reflect (i) increased demands for its renewable energy products during the mild-weather months when its customers are more likely to undertake construction and major home improvement projects and
(ii) increased demand for environmentally related and gift products, similar to that generally experienced by conventional retailers, during the holiday season. (See: "Description of Business -- A. The Company's Markets".)

D. Backorders; Returns. The Company's backorders are generally less than $100,000 at any one time. At March 31, 1996, the Company's backorders were $27,000, which was 3% of March catalog sales. At the year end of fiscal 1995, backorders were $64,000, which was 6.5% of March catalog sales. Backorders are considered healthy in certain other industries; however, in the mail order industry, backorders can be symptoms of inefficiency, lack of inventory or bad strategic planning or implementation, since they create both additional costs and risks of lost sales. The majority of the Company's backorders arise when (i) vendors fail to deliver as promised, or (ii) sales are higher than anticipated. The Company attempts to keep its backorders at any given time to less than 10% of its total orders; the Company believes this is the industry standard. However, the Company may experience fluctuations in backorder levels due to seasonal changes in demand, inventory levels and delivery from suppliers.

Although the Company does have a 90-day return policy for products returned by customers in their original condition, the Company has not historically experienced substantial product returns. For the fiscal year ended March 31, 1996, returns for the catalogs were 4.8% of gross catalog sales; in the previous year, returns for the catalogs were 4.3% of gross catalog sales.

E. Competition.   In the sale of environmentally related
products, the Company believes that it has many competitors, many of whom are substantially larger than the Company; those competitors range from other catalog retailers selling similar products to specialty retailers and local hardware stores. The Company is currently studying a program to sell branded goods. There can be no assurance that the Company will ever sell material quantities of branded goods.

The Company has a number of competitors in the sale of renewable energy products, none of whom is known to the Company to be substantially larger than the Company. However, there can be no assurance that the resources or market positions of the Company's competitors in this area will not change.

In both product areas, the Company competes on the basis of price, selection and service and believes that its image is enhanced by its association with the Solar Living Sourcebook, by its national mail order catalogs, by the opening of its Solar Living Center demonstration site, and by substantial public relations efforts.

The Company has a membership program in which members pay a fee to receive a designated newsletter with special pricing, closeout bargains and substantial additional information, as well as a 5% discount on all purchases. The Company believes that members order more frequently and have a higher average order than the Company's other customers. The Company currently has approximately 29,000 members. The Company does not presently spend material amounts for research and development.

F. Regulation. Although the Company believes that certain federal, state and local laws to promote energy conservation may encourage the purchase of its products, the Company also believes that most of its customers purchase its products for other reasons. The Company does not believe that it is subject to regulation other than regulations applicable to catalog vendors of comparable products. While the Company does not believe that the costs and effects of its own compliance with federal, state and local environmental laws are likely to be material, the Company does not generally seek or obtain governmental approval for the products it sells; rather, it believes that obtaining such approval is the responsibility of its vendors or the products' manufacturers. The Company has not, to its knowledge, been named in any environmental cause of action relating to its products or the sales thereof.

G. Employees. The Company currently has the full time equivalent of 88 employees. Of those employees, approximately

20 are employed at the Company's three retail stores and approximately 68 are employed in Ukiah providing support to the catalog and corporate functions. As with many retailers, the Company increases its use of temporary employees during its third fiscal quarter to meet the increased demands of the holiday season. The Company believes its use of temporary employees contributes to its ability to control overhead costs. The Company is not subject to any collective bargaining agreements, and the Company believes its relationships with its employees are good.

H. Trademarks. The Company has registered the trademark "Real Goods". In addition, the Company has a license to use the name "Earth Care" for recycled paper products. That license may be terminated under certain circumstances. The Company has submitted an application to register the name "Real Goods" in Japan. The Company does not believe that any other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are material to the business of the Company.


ITEM 2.   DESCRIPTION OF PROPERTIES.

The Company currently leases its Ukiah, California operations facilities, which consist of a 15,300 square foot warehouse/distribution center facility, and a 13,790 square foot office/customer service/warehouse facility. The lease terms expire in 1996 and 1998 and then revert to month-to-month leases.

The Company owns a 12-acre parcel in Hopland, California, the site of the Solar Living Center and retail store. Hopland is located approximately 12 miles south of Ukiah, on a major interstate highway.

The Company owns the Amherst, Wisconsin facility housing the Snow-Belt retail store. This property consists of a 5,000 square foot warehouse, a 3,000 square foot cold storage building and a 1,300 square foot office and retail store.

The Company has a lease agreement expiring in 1999 for the 3,800 square foot retail store in Eugene, Oregon.

The Company leases its IBM RISC 6000 computer system and portions of its telephone system. The Company believes that it maintains adequate insurance for its real and personal properties.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been eligible for over-the-counter trading since February 25, 1993. The Company's common stock was listed on the Pacific Stock Exchange on April 11, 1994. Between the Company's initial public offering in 1991 and the date listed on the Pacific Stock Exchange, trading in the Company's securities was extremely isolated because the Company's shares were traded only through a single broker offering a passive "bulletin board" matching service. The following chart sets forth the high and low actual sale prices of the Company's common stock for each quarter within the last three fiscal years, to the extent the Company is aware thereof.
                              Fiscal Year Ended March 31

                             High (Purchase)     Low (Sale)
                                by Share          by Share

1993:
     First Quarter               $7-1/2             $7-1/2
     Second Quarter               5-1/2              5-1/2
     Third Quarter                6-3/8              5-1/2
     Fourth Quarter               5-1/2              5-1/2

1994:
     First Quarter                5-5/8              5-1/2
     Second Quarter               5-3/4              5-1/2
     Third Quarter                6-3/4              5-1/4
     Fourth Quarter               6-3/4              6-3/4

1995:
    First Quarter                16                  8
    Second Quarter               12-1/2              9-3/4
    Third Quarter                11-3/4              8-1/2
    Fourth Quarter                9-7/8              8

1996:
    First Quarter                 9                  8
    Second Quarter                8-7/8              5-3/4
    Third Quarter                 7-1/4              5-1/8
    Fourth Quarter                6                  5-1/2

    Effective April 11, 1994, the Company's common stock was listed for trading on the Pacific Stock Exchange under the symbol
RGT.P.

To the extent the Company is aware thereof, the prices on the foregoing table reflect the actual prices paid or received by the investors before commissions and taxes. There were 3,434,666 shares of the Company's common stock outstanding as of May 23, 1996. The Company had 4110 shareholders of record as of May 23, 1996.

ITEM 6.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SALES

For the fiscal year ended March 31, 1996, the Company's net sales were $15,432,000 a decrease of 6% from fiscal 1995's net sales of $16,341,000. Catalog sales were 78% of total current year Company sales, as compared to 84% in the previous fiscal year. Retail store sales were 14% of current year sales, as compared to 10% in the prior year. Renewable energy department sales were 8% of current year sales, as compared to 5% in the prior year.

Catalog sales decreased 9% to $11,972,000, compared to prior year sales of $13,785,000. This decrease in catalog net sales was attributable to the Company's strategy of mailing catalogs more selectively in an attempt to increase response rates and revenue per catalog, which strategy was implemented due to increased paper and postage costs. At year end, the Company had mailed 18% fewer catalogs than in the previous year, yet catalog net sales declined only 9%, reflecting better mailing efficiencies. The Company believes this revised mailing plan was a success, in that sales per catalog mailed increased to $2.08 per catalog in fiscal 1996, compared to $1.91 in fiscal 1995. The Company's revised mailing strategy also encompassed a full redesign of its Earth Care catalog title. This catalog was totally remerchandised, re-positioned and expanded in format from 48 to 56 pages. The Company believes that this strategy was particularly successful as revenues for the 1995 Earth Care holiday catalogs showed a 76% increase, averaging $2.46 per catalog, compared to the 1994 Earth Care holiday catalogs average of $1.40 per catalog.

Retail store sales increased 21% to $2,181,000, compared to $1,797,000 in the previous fiscal year. Previous period results reflect the August 1994 opening of the Eugene, Oregon store, as well as the move from Ukiah to the larger Hopland, California store in the same month, skewing year to year comparisons. Subsequent to year end, the Eugene store moved on April 15th to a larger, more central location, and the Hopland store in May moved to its permanent location at the Company's Solar Living Center in Hopland. Same store comparisons were available for complete fiscal year for the Snow-Belt store, and retail sales showed a 7% increase.

Sales from the Company's Renewable Energy department (RED) increased 96% to $1,237,000 from $632,000 in the previous year. Fiscal 1995 sales also reflect only partial year results as operations and separate reporting of these sales began in August 1994. Previously these sales were incorporated into retail sales. The Company believes that its RED has shown a significant sales increase due to the department's increased staff levels, emphasis on customer service, and utilization of a separate and more technical catalog, the Real Goods News, for the renewable energy customers. The RED is able to pursue many new leads in both national and international markets, as well as in the expanding "eco-tourism" business. Subsequent to year end, the Company filed an 8-K announcing a sale of approximately $2,000,000 that relates to this market. The sale is planned to be completed in June and has no effect on fiscal 1996 results.

GROSS PROFIT

For the 1996 fiscal year, gross profit amounted to $7,426,000, or 48.1% of sales, compared to the prior year of $8,077,000 or 49.4% of sales. Catalog sales, which were 78% of total sales, had a gross profit of 51.4%, or $6,151,000 in the current year, compared to 84% of sales in the prior year, with gross profits of 50.9% or $7,018,000. Retail store sales, 14% of total sales, had a gross margin of 38.4%, or $839,000, compared to 10% of total sales in the prior year, with a gross margin of 41% or $742,000, due to an increase in the percentage of sales at outlet prices. Renewable energy sales, with 8% of total sales in the current year, had a gross margin of 31.8%, or $394,000, compared to 5% of sales in the prior year, with a gross margin of 30% or $190,000. Overall margins decreased due to the growth lower margins of retail stores and renewable energy sales. The Company's gain of margin in catalog sales was a result of a concerted effort to improve terms with vendors that allow for cash discounts, to take advantage of quantity discounts, and in general to improving purchasing efficiencies. The contribution of this increased margin was an additional $239,000 in fiscal 1996.


OPERATING EXPENSES

Selling, general, and administrative expenses amounted to $7,745,000 or 50.1% of sales in fiscal 1996, compared to $8,103,000 or 49.5% of sales in the prior year, reflecting a decrease of 4% or $358,000. Labor and benefits dropped
$63,000, primarily due to the Company's efforts to improve and streamline internal management. Catalog expense declined by $79,000. However, the production cost per catalog was $.40 in the current year, compared to only $.34 per catalog in the prior year. This $.06 per catalog increase ($355,000 for the 5,916,000 catalogs the Company mailed) was attributable to paper price increases. There was a $73,000 decline in postage expense, but postage costs were up $.005 per catalog $1 of sales; this would have equalled a $60,000 increase in postage expense if the same number of catalogs had been mailed in fiscal 1996. The Company attempted to bring expenses into balance by reducing outside consulting expenses, general expenses, and other variable costs. Fixed costs of rents, depreciation and utilities showed an increase of $97,000, largely reflecting the full year of expenses of the retail stores.


EARNINGS

The Company showed a before tax loss of $287,000 in the current fiscal year that was also before the cumulative effect of an accounting change ( see Notes to Consolidated Financial Statements), compared to a before tax profit in the prior year of $35,000. Income tax and the accounting change resulted in a net loss for the current fiscal year of $175,000, compared to a net earnings of $21,000 in the prior fiscal year. Earnings per share were a loss of $.05 in the current fiscal year, compared to a profit of $.01 in the prior year.

Management believes that the effects of severely increased paper costs for its annual production, as well as increases in postage and shipping were primarily responsible for its first annual net loss. The Company has remained committed to its mission of reducing waste and pollution and heightening environmental awareness by continuing to print catalogs on recycled paper, despite a greater increase in the costs of recycled paper compared to virgin paper from a prior year premium of 4% to a current year premium of approximately 10%.

The Company also attributes its current year net earnings loss to the lack of contribution from its Amherst, Wisconsin retail store, Snow-Belt. The store had disproportionately high labor costs in relation to sales, 30% of sales, or labor and benefits of $272,000 for sales of $920,000. The store showed a loss of $182,000 before tax. The Company reduced labor costs at the end of the fiscal year, and plans to continue these reductions. The Company also began employing the Wisconsin site as a national hearth center of catalog mail order stoves and will be issuing a special catalog for these products in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 1996, interest income was $32,000, compared to $62,000 in the prior year. Interest expense was capitalized into the construction in progress, $52,000 for the current year and $10,000 in the prior year. The interest expense, as well as the Company's cash position was kept at these low levels due to the limited draw on the construction loan. See Notes to Consolidated Financial Statements.

Cash generated from operations was $463,000, with a $630,000 increase in customer deposits due to the renewable energy sale to the eco-tourism market not yet reflected in operating results. Prepaid expenses used $300,000 in cash, largely due to the same renewable energy sale. Non cash expenses included depreciation of $176,000, and the Unicap adjustment due to change in accounting principle of $47,000 (see Note 2 to Consolidated Financial Statements). Cash was increased by a decrease in inventory of $110,000, as well as a decrease in deferred catalog expense of $189,000. The Company has reduced its spring mail plan and subsequently the inventory level for that period.

The Company used $1,408,000 of cash for the purchase of property, equipment and improvements mostly related to the construction of its Solar Living Center. Construction in progress totalled $2,135,000 at March 31, 1996. Prior year total for the SLC was $864,000.

Cash provided by financing activities was $383,000, primarily due to borrowings on the construction loan for the SLC which on March
31 were $387,000, as well as from the exercise of stock options, which contributed $109,000.

The net effect of all of the Company's activities was to decrease the Company's cash position at the beginning of fiscal 1996 from $832,000 to $270,000 at the end of the period.

Management has $700,000 available on the construction loan that can be drawn down as needed. Additionally, the Company has secured a $1,000,000 line of credit for fiscal 1997 to use for seasonal fluctuations in inventory levels as well as operating expenses. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 1997.

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.

                           CERTAIN CONSIDERATIONS


Except for the historical information contained in this Annual Report on Form 10-KSB, the matters discussed in this document are forward looking statements. These forward looking statements concern matters that involve risks and uncertainties, including, but not limited to, those set forth below, that could cause actual results to differ materially from those in the forward looking statements. The matters set forth below should be carefully considered when evaluating the Company's business and prospects.

A. CATALOG SALES. The mail order industry is susceptible to the ebb and flow of both trends and the general economy. While the Company could be a beneficiary of increased popularity of the Company's products, that trend could also ebb away. Of approximately 360 products in each of the Real Goods and Earth Care color catalogs, 30% are new to those catalogs; there can be no assurance that the product selection will be effective. While the Company must both incur catalog production and mailing costs and purchase inventory and staff up in preparation for customer responses in advance of need, if customer response is below management's expectations and the Company's gross income decreases, the Company's expense cannot be reduced timely and proportionately. In addition, the Company will be reliant to some extent on the state of the general economy. An adverse economic environment could impact the mail order catalog industry as a whole. Finally, catalog companies seeking to increase revenues and their "house list" often "prospect" with rented lists; unwise or excessive prospecting can adversely affect operating results.

B. RETAIL STORES. There are substantial risks in store retailing, including poor location of retail stores, failing to identify consumer trends correctly, theft by customers and employees, poor financial controls, excessive and uncollectible receivables and losing customers to competitors. The Company is experimenting with retail store formats; there can be no assurance that any of those formats will be profitable, or, if profitable, replicatable.

C. SOLAR LIVING CENTER. The Company has spent $2,388,000 as of April, 1996 to construct the Solar Living Center as a demonstration of many of the principles underlying the Company's mission and vision. There can be no assurance that the Solar Living Center, which opened in May 1996, will fulfill the Company's hopes to increase the public's awareness of the Real Goods mission, that the Company will ever realize a suitable return on its investment or that the Company will not incur a substantial loss from the Solar Living Center. The Solar Living Center is located on a flood plain.

D. SEASONALITY. As with nearly all retail enterprises, the Company's business is very seasonal, and it customarily generates approximately 40% of its revenues in the third fiscal quarter which is the last calendar quarter of the year. The Company's execution in its third quarter is material to its financial success for a fiscal year. Poor third quarter results in any given year would adversely impact the Company to a greater absolute extent than poor results in any other quarter.

E. COMPETITION. The Company believes that as to certain of its products it operates in a niche presently too technical and specific to interest the larger catalogs and that the Company's knowledge of its customers and vendors offerings enables it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. However, the Company is small compared to industry leaders. If one of more of the larger catalog retailers either decides to have a major alterative energy and conservation section in an existing catalog or to launch a comparable catalog, the Company's business could be adversely affected.

F. UNCONTROLLABLE EVENTS. The Company is subject to larger trends and events which are beyond the Company's control. For instance, a severe recession would decrease disposable income and the amounts people spend on non-essential products such as those the Company offers. If there is a war, earthquake, fire or similar event, the Company will be adversely impacted. While the Company will carry reasonable insurance considering its size and economics, such insurance may not fully protect the Company from events which are beyond the Company's control. Any long term drop in energy prices could also reduce the attractiveness of certain of the Company's products. The Company could benefit from a long term increase in energy prices.

G.  SALES TAXES.   In 1992, the United States Supreme Court ruled
that states may not impose taxes on out-of-state direct marketers, but it suggested that Congress could delegate that
power. To date, these has been no congressional action.   The
Company collects sales tax only on sales made in the States of California and Wisconsin. If the Congress does delegate the power to levy a sales tax and states do levy those taxes, the operations of the Company will likely be affected substantially because the Company's average order is relatively high and sales taxes combined with shipping charges may affect consumer buying decisions.

H. DEPENDENCE ON CERTAIN SUPPLIERS, INCLUDING FOREIGN SUPPLIERS. The Company carries approximately 360 articles in each color catalog. No more that 5% of the Company's sales arise from a single product. Approximately 3.3% of the Company's sales are generated from products made in foreign countries. Accordingly, the Company is subject to both exchange rate fluctuations and possible disruptions in supplies for those products. The Company could also be vulnerable because 12% of its revenues derive from products purchased from a single supplier. However, there is at least one alternative supplier for each product in every case, and management believes that any such effect would be temporary.

I. DEPENDENCE ON KEY PERSONNEL. The Company is substantially dependent on the continued services of John Schaeffer. The loss of Mr. Schaeffer's services for any substantial period of time is certain to have a material adverse impact on the Company. The Company does not anticipate acquiring disability insurance on Mr. Schaeffer.

J.  COST INCREASES.   As a mail order catalog, the Company is
particularly susceptible to increase in paper prices and postal and shipping charges. In late 1994 and early 1995 paper prices increased dramatically. Additionally, both the United States Postal Service and United Parcel Service increased their rates in early 1995. While the Company cannot predict paper prices, it anticipates that they will be directly affected by the strength of the economy, since the paper industry's capacity is relatively fixed. Management does not anticipate significant increases in the cost of mailing catalogs, but does expect annual increases in United Parcel Services's charges. Increased paper prices as well as increased mailing and shipping charges could substantially impact the Company's growth and profitability.

K.  CONTROL.  Because of his stock ownership position, John
Schaeffer will at all times have the ability to control the operations and strategy of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

INDEPENDENT AUDITORS' REPORT


Board of Directors
Real Goods Trading Corporation:


We have audited the accompanying consolidated balance sheets of Real Goods Trading Corporation and subsidiary (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareowners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Real Goods Trading Corporation and subsidiary as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements in 1996 the Company changed its method of accounting for certain inventory acquisition and distribution costs.


Deloitte & Touche LLP


June 3, 1996

                          REAL GOODS TRADING CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 1996 AND 1995

                          (In thousands except share data)
                                                 1996      1995


ASSETS

CURRENT ASSETS:
 Cash                                            $  270    $  832
 Accounts Receivable, net of allowance of $6        179        87
 Inventories                                      2,139     2,249
 Deferred catalog costs, net                        403       592
 Prepaid expenses                                   403       137

     Total current assets                         3,394     3,897

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET         2,936     1,668

INTANGIBLE ASSETS AND OTHER ASSETS, NET             167       169


TOTAL ASSETS                                     $6,497    $5,734


LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                               $  575     $  848
 Accrued expenses                                  380        195
 Customer deposits                                 670         40
 Current maturities of construction loan           387
 Current maturities of long-term notes                         20
 Deferred income taxes                              40         71

     Total current liabilities                   2,052      1,174

LONG-TERM DEBT                                      15         41

SHAREOWNERS' EQUITY:
Common stock, without par value:
   Authorized 10,000,000 shares;
   Issued and outstanding, 3,434,666
   and 3,421,674 shares respectively             4,354      4,268
   Retained Earnings                                76        251


     Total shareowners' equity                   4,430      4,519


TOTAL LIABILITIES AND
SHAREOWNERS' EQUITY                             $6,497     $5,734

              See notes to consolidated financial statements

                     REAL GOODS TRADING CORPORATION
                     CONSOLIDATED STATEMENT OF EARNINGS
                    YEARS ENDED MARCH 31, 1996 AND 1995

                     (In thousands except share data)
                                               1996       1995

Net Sales                                     $15,432    $16,341

Cost of Sales                                   8,006      8,264

Gross Profit                                    7,426      8,077

Selling, General and Administrative
Expenses                                        7,745      8,104

Loss From Operations                             (319)       (27)

Interest Income                                    32         62

Earnings (Loss) Before Income Taxes
and Cumulative Effect of Change in
Accounting Principle                             (287)        35

Income Tax Benefit (Expense)                       85        (14)

Earnings (Loss) Before Cumulative Effect of
Change in Accounting Principle                   (202)        21

Cumulative Effect of Change in
Accounting Principle, net of tax (Note 2)          27          -

Net Earnings (Loss)                             $(175)       $21

Earnings (Loss) Per Share of Common Stock:
Before Cumulative Effect of Change in
Accounting Principle                           ($0.06)     $0.01

Cumulative Effect of Change in
Accounting Principle - Accounting for Certain
Inventory Acquisition and Distribution Costs   $0.01           -

Net Earnings (Loss) Per Share                 ($0.05)      $0.01


Proforma Amounts Assuming Accounting
Change Made Retroactively:
Earning(Loss) Before Cumulative Effect
of Change in Accounting Principle             $(202)       $  21

Earnings (Loss) Per Common Share              $(0.06)      $0.01

Net Earnings(Loss)                              (175)         18
Earnings (Loss) Per Common Share              $(0.05)     $ 0.01

Weighted Average Shares
Used to Compute Earnings Per Share         3,435,167   3,415,805

              See notes to consolidated financial statements

                      REAL GOODS TRADING CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEARS ENDED MARCH 31,1996 AND 1995

                    (In thousands except share data)

                                                 1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earning(Loss) before cumulative
 effect of change in accounting principle      $(202)      $  21
Adjustments to reconcile net loss before
 cumulative effect of change in accounting
 principle to net cash (used in) operating
 activities:
    Depreciation and amortization                176         157
    Non cash compensation expenses                28          58
    Unicap adjustment                             47
    Provision for deferred income taxes          (31)         (5)
    Loss on disposal of equipment                 (5)        (14)
  Changes in assets and liabilities:
    Accounts receivable                          (92)         57
    Inventory                                    110        (905)
    Deferred catalog costs                       189        (181)
    Prepaid expenses and other assets           (299)        (38)
    Accounts payable and accrued expenses        (88)         92
    Customer deposits                            630         (30)

Net cash provided by(used in) operating
 activities                                      463        (788)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of land, equipment,
 and construction in progress                 (1,411)     (1,007)
 Proceeds from sale of equipment                   3

 Net cash (used) in investing activities      (1,408)     (1,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt           (26)         (9)
  Borrowings on construction loan               387
  Proceeds from issuance of common stock        109          38
  Stock issuance costs                                        3
  Repayment of notes payable                    (20)        (10)
  Purchase of stock options and common stock    (67)

Net cash provided from financing activities     383          22


NET DECREASE IN CASH                           (562)     (1,773)

CASH AT BEGINNING OF PERIOD                     832       2,605

CASH AT END OF PERIOD                         $ 270       $ 832

OTHER CASH FLOW INFORMATION:
  Interest paid                                               5
  Income taxes paid                               1          64
  Subscriptions received converted to
   issuance of stock                                         38
  Stock issued in exchange for notes receivable              17
  Notes receivable cancelled upon repurchase of
  options                                       (17)

              See notes to  consolidated financial statements

                        REAL GOODS TRADING CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                     YEARS ENDED MARCH 31, 1996 AND 1995

                      (In thousands except share data)
                                                                                       Total
                                Common Stock                    Subscrip-              Share-
                                Number of              Notes      tions      Retained   owners'
                                 Shares    Amount     Received   Received    Earnings   Equity
Balance March 31, 1994            3,406      $4,144                $38         $230      $4,412

Issuance of Stock for:
 Services, bonuses,
 other                                8          58                (38)                      20
 Stock options
 exercised                            8          45     $(17)                                28


Stock Option  Compensation                       38                                          38

Net Earnings                                                                     21          21


Balance March 31, 1995           3,422        4,285      (17)        -          251       4,519

Issuance of Stock For:
    Bonuses                          1          10                                           10
    Stock options
     exercised                      18         109                                          109

Repurchase of Stock
and Stock Options                   (6)        (68)       17                                (51)

Stock Option Compensation                       18                                           18
Net Earnings                                                                   (175)       (175)
Balance March 31, 1996           3,435      $4,354      $  -        $  -      $  76      $4,430

                   See notes to consolidated financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Real Goods Trading Corporation (the "Company") is a specialty retailer of renewable energy and conservation products, which it markets through mail order catalogs, retail stores, and direct sales of its renewable energy department. The
Company was organized on July 1, 1990.

PRINCIPLES OF CONSOLIDATION - In December, 1995 the Company transferred the assets and liabilities of Snow-Belt Energy Center Inc. (Snow-Belt) to Real Goods and liquidated the legal corporation of Snow-Belt Energy Center Inc. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snow-Belt. Intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES are stated at the lower of cost (first-in/first-out method) or market. Inventories include expenses associated with acquiring the inventory. See Note 2 to the financial statements.

DEFERRED CATALOG COSTS - The Company capitalizes the direct cost of producing and distributing its mail order catalogs. Deferred catalog costs are amortized based on the estimated sales lives of the catalogs, generally over an eighteen week period, at predetermined monthly rates which approximate the rates of catalog sale.

PROPERTY, EQUIPMENT AND IMPROVEMENTS are stated at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. PRE-OPENING COSTS for retail stores are expensed as incurred.

GOODWILL - The excess of cost over tangible net assets acquired is amortized over 5 years.

INCOMES TAXES - The Company accounts for its income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in tax laws.

EARNINGS PER SHARE are computed based on the weighted average number of shares outstanding during the period.

RECLASSIFICATION - Certain reclassification have been made to prior year amounts in order to conform to the current year presentation.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

NEW ACCOUNTING STANDARDS - In Fiscal 1997, Real Goods will be subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying values of a long-lived asset. The adoption of SFAS No. 121 is not expected to impact the Company.

In fiscal 1997, Real Goods will also be subject to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee
compensation plans.   Under SFAS No. 123 the Company may either
adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore such adoption will have no effect on the Company's net earnings or cash flows.


2.  CHANGE IN ACCOUNTING PRINCIPLE

The Company changed its method of accounting for certain inventory acquisition and distribution costs to capitalize such costs into merchandise inventories to better match these costs with their related sales and to conform to the predominant industry practice. Previously, such costs were expended as incurred. Elsewhere in this report this change is referred to as a "Unicap adjustment". The cumulative effect on prior years of adopting this method was an increase in retained earnings of $27,000, which is included in 1996 et income. If this accounting change had been recorded retroactively, then net income for the year ended March 31, 1995 would have been $18,000 and earnings per share would have been $ 0.01.


3.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following at March 31 (in thousands):

                                              1996          1995
 Land                                       $  262         $ 257
 Buildings and leasehold improvements          200           168
 Equipment, furniture and fixtures             798           697

 Construction in progress                    2,136           864

        Total                                3,396         1,986

 Less accumulated depreciation
  and amortization                            (460)         (318)

 Property, equipment
  and improvements, net                     $2,936        $1,668

At the end of fiscal 1996, construction in progress of $2,136,000 related to the Solar Living Center (SLC), located in Hopland, California. The SLC is a twelve acre demonstration site of sustainable living practices and renewable energy systems and includes a retail store. The Solar Living Center was completed in May, 1996. $62,000 of interest was capitalized over a two year period in connection with this project.

4.  LINE OF CREDIT

On March 31, 1996, no amounts were outstanding on the Company's line of credit. On April 4, 1996, the Company renewed its $1,000,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 2% over prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 4, 1997. Borrowings under the line are secured by accounts receivable and inventory. The loan agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, and prohibitions on payment of cash dividends without the lender's approval. The line is collateralized by substantially all of the Company's assets including the Company's mailing lists as well as a key man life insurance policy on the life of the Company's majority shareowner.


5.  DEBT

On August 10, 1995 the Company entered into a construction commitment agreement with the Bank for $1,170,000 to finance the construction of the Solar Living Center in Hopland, California. Borrowings bear interest at 2% over the prime rate, and interest is payable monthly. Borrowings under the agreement are collateralized by a First Deed of Trust on the land and improvements on the twelve acre parcel in Hopland, housing the SLC. As of March 31, 1996, $387,000 was outstanding on the construction loan. The construction loan is due the earlier of August 1996 or upon completion of construction.

The Company has long term debt commitments totaling $1,170,000 which will be used to pay the outstanding balance of the construction loan. The terms are 1.5-2.0% over prime with twenty to twenty-five year maturities.

During fiscal 1996, the Company repaid the mortgage note on the Hopland property for $47,000 as well as the remaining note payable of $20,000 for the acquisition of Snow-Belt Energy
Center, Inc.


6.  LEASES

The Company has operating leases for office, warehouse facilities, the Eugene store and certain equipment, which expire from 1996 through 2000. Rental expense for the years ended March
31, 1996 and 1995 was $264,000 and $203,000, respectively.

Future minimum annual lease payments under operating leases are as follows (in thousands):

        Fiscal Year ending March 31:

        1997                               $ 198
        1998                                 166
        1999                                  43
        2000                                  11
        2001                                   5

        Total                              $ 423

7.  INCOME TAXES

Income taxes consist of the following for the years ended March
31 (in thousands):
                                              1996           1995

        Current:
        Federal                              $ (40)        $   4
        State                                    1             1

             Total                             (39)            5
        Deferred                               (31)            9

        Total                                $ (70)        $  14

The provisions for income taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences for each year are reconciled as follows (in thousands):

                                               1996      1995
Federal income taxes at statutory
 income tax rate (34%)                         $  (84)     $  12

State taxes net of federal tax benefit            (10)         2
Effect of nondeductible expenses                   13         12
Other                                              11        (12)

Provision                                      $  (70)     $  14



The components of the net deferred tax liability at year-end are as follows (in thousands):
                                                 1996       1995

Deferred tax assets:
   Accrued reserves                             $  23      $  18
   Stock option compensation                        8         18
   State income taxes                               1          5
   Other                                                      21

   Total deferred tax assets                       32         62

Deferred tax liabilities:
   Catalog costs                                  (63)      (119)
   Other                                           (9)       (14)

   Total deferred tax liabilities                 (72)      (133)

Net deferred tax liability                        (40)      $(71)

8. MAJORITY SHAREOWNER AGREEMENTS

The President and majority stockholder has a renewable one-year employment agreement with the Company which provides for an annual salary of $72,000, payable bi-weekly.

The President and majority shareowner has personally guaranteed the Company's line of credit agreement. See Note 4 to the financial statements.

The Company has a split dollar life insurance agreement with its President, whereby the Company pays the premiums. The Company has been granted a security interest in the cash value and death benefit of the policy, and stock has been pledged as additional collateral during the period the premiums exceed the cash surrender value. The amount receivable at March 31, 1996 was $77,000.


9. SHAREOWNERS' EQUITY

In September 1995 the Company announced that its Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of March 31, 1996, the Company repurchased 6,284 shares at an average price of $5.50 per share.


10.  BENEFIT PLANS AND STOCK OPTIONS

In August 1992 the Company adopted the Real Goods Trading Corpor-ration 401(k) Retirement Plan effective for the plan year commencing on January 1, 1992. The Plan does not require matching funds from the Company, and the Company has made no contributions.

The Company's Fiscal 1993 Stock Incentive Plan (the "Plan") allows for the granting of incentive and nonqualified stock options. In June 1995, the
Company reserved 50,000 shares for its Non-Employee Directors'
Stock Option
Plan. As of March 31, 1996, 600,000 common shares had been reserved for issuance under the Plans. Stock options are to be granted at prices not less than 85% of the fair market value of the common shares on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. The following is a summary of stock option activity under the Plans for 1996 and 1995.

                                     Number of          Average
                                     Shares
  Price                                         (in thousands)
Outstanding at:
March 31, 1994                         277               $5.10
Granted                                100               $8.38
Exercised                               (8)              $5.10
Forfeited                              (44)              $5.10

March 31, 1995                         325               $6.10

Granted                                103               $5.79
Exercise                               (18)              $5.10
Cancelled                             (100)              $8.38
Forfeited                              (79)              $5.10

March 31, 1996                         231               $5.48

Shares exercisable at March 31, 1996    94
Shares available for grant
  at March 31, 1996                    343

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT.

On August 23, 1995 Michael Potts resigned from the Board of Directors. On October 23, 1995, James Robello resigned from his position as Chief Financial Officer of Real Goods, and that day was elected to the Board of Directors. On April 1, 1996, Susan Jordan resigned from the Board of Directors. On May 21, 1996 the holders of a majority of the shares of this Corporation's common stock amended the Bylaws to increase the number of Directors from a range of three to five to a range of four to seven, and the number of Directors was set at six until changed by the Board of Directors itself. That created three vacancies, which were filled by Barry Reder, Linda Francis and John Lenser.

The following chart sets forth certain information with respect to all directors and executive officers as of May 23, 1996 and all persons nominated or chosen to become such:

  Name              Age      Office            Director    Term
                                                 Since    Expires
John Schaeffer      46    President,Chief        1990       1996
                          Executive Officer and
                          Chairman of the Board
Stephen Morris      48    Director               1993       1996
James T. Robello    50    Director               1995       1996
Barry Reder         51    Director/Attorney      1996       1996
John Lenser         51    Director               1996       1996
Linda Francis       47    Director               1996       1996
<TABLE/>
John Schaeffer.  Mr. Schaeffer founded the Company's
predecessor in 1986 and since 1990 has been the Company's
President, Chief Executive Officer and Chairman of the Board.
Mr. Schaeffer has been involved in retail businesses since 1978.
In 1994 Mr. Schaeffer was named California Small Businessperson of the Year. Mr. Schaeffer received a B.A. degree in anthropology from the University of California at Berkeley in 1971.

Stephen Morris.  Mr. Morris joined the Company's Board of
Directors in October, 1993.  On July 1, 1994 Mr. Morris became
Executive Vice President and Chief Operating Officer of the
Company. He resigned from such position in June 1995. Prior to July 1, 1994 and subsequent to June 1995, Mr. Morris has been the principal of Stephen Morris Associates, a provider of sales and marketing consulting services. From 1978 to 1990, Mr. Morris was a Sales Manager, Director of Sales and Distribution and Vice
President, Sales and Marketing for Vermont Castings, Inc. of
Randolph, Vermont, a manufacturer of wood stoves. He is currently the publisher at Chelsea Green Publishing Company in Vermont. Mr.
Morris received an A.B.degree in Psychology from Yale University in 1970.

James T. Robello.  Mr. Robello joined the Company's Board of
Directors in October 1995. Mr. Robello was hired by Real Goods as its Controller in 1991, and in August 1992 was appointed its Chief Financial Officer. He resigned from that position in October, 1995 to become General Administrator of Santa
Rosa Anesthesiology Medical Group. At that time he was elected to the Board of Directors of Real Goods. From 1983 to 1991, Mr.
Robello was employed at Cray Research, Inc., a manufacturer and distributor of supercomputers, as a Business Controls Manager, Western Region; Business Manager I; and Business Manager
II,Western/Asia Pacific Region.  Mr. Robello received a B.A.
in finance and business environment from the University of Oregon in 1967.

Barry Reder.  Mr. Reder joined the Company's Board of
Directors in May 1996. Since October 1993 Mr. Reder has been a partner with the San Francisco firm of Coblentz, Cahen, McCabe
& Breyer a California law firm.  From 1976 to October 1993 Mr.
Reder was a partner in the San Francisco firm of Dinkelspiel, Donovan & Reder, a California law firm that dissolved in October
1993.  Mr. Reder has served as counsel to the Company since 1990.
He is a general corporate and securities counsel for a broad range of businesses throughout the United States. His expertise is in mergers and acquisitions, venture capital, contracts and real estate. Mr. Reder received a B.A. degree from Wesleyan
University in 1966 and a J.D. degree From Cornell Law School in 1969.

Linda Francis. Ms. Francis joined the Company's Board of
Directors in May 1996. Ms. Francis has been a self-employed management consultant since 1989. Ms. Francis founded and ran a non-profit corporation serving developmentally disabled persons. Since 1995 Ms. Francis has worked with Real Goods to fine tune its organization and corporate structure, utilizing her experience in "openbook management" and employee motivational programs. She graduated from Sonoma State University with a B.A.
in Sociology in 1972 and has an M.A. in Education, a Special
Education and a teaching credential.

John Lenser.  Mr. Lenser joined the Company's Board in May
1996. Mr. Lenser Chairman of the Board of The Music Box Company from 1978 to 1991, and was President of the Hearthsong and David Kay Catalog from 1992 to 1995. Mr. Lenser has been an independent consultant from 1994 to present. Mr. Lenser received a B.A. degree and Masters degree from the University of California at Berkeley in 1969.

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.


ITEM 10.     EXECUTIVE COMPENSATION.

John Schaeffer received $79,000 in cash compensation during fiscal 1996 as President and Chief Executive Officer of the Company. No other compensation was paid to Mr. Schaeffer.
No executive officer of the Company received a total annual salary and bonus in excess of $100,000. During fiscal 1996, no compensation (other than the grant of options to purchase shares of common stock pursuant to the Fiscal 1993 Stock Option
Plan, which are subject to vesting over time) was granted to the Company's non-employee directors for their services.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

The following table sets forth information regarding beneficial ownership of the Company's common stock as of May 23, 1996 (i) with respect to the persons who are known to the Company to be the beneficial owners of more than 5% of any class of the Company's voting securities, (ii) with respect to each director,
(iii) with respect to each executive officer, and (iv) with respect to all executive officers and directors as a group.
Unless otherwise indicated, all persons listed have sole voting and investment power with respect to such shares.

   Name and Address of       Amount and Nature of      Percentage
   Beneficial Ownership        Beneficial Owner         of Class
John and Nancy Schaeffer       2,471,646 shares<F1>       71.9%
555  Leslie Street
Ukiah, CA 95482

James T. Robello               7,115 shares<F2>             *
555 Leslie Street
Ukiah, CA 95482

Stephen Morris                 36,300 shares<F3>            *
555 Leslie Street
Ukiah, CA 95482

All directors and              2,515,061 shares            73.2%
officers as a
group (6 persons)

<F*>Less than one percent of such class of stock.
<F1>
1 Mr. Schaeffer, who is the President, Chairman of the Board and Chief Executive Officer of the Company, and his wife, Nancy, own their interest as community property. Includes 250 shares held in the name of their son, as to which they disclaim any beneficial interest.
<F2>
2 Includes 5,000 shares subject to issuance after May 23, 1996 upon the exercise of stock options granted pursuant to the Directors Stock Option Plan.
<F3>
3 Includes 32,300 shares subject to issuance after May 23, 1996 upon the exercise of stock options granted pursuant to the Directors Stock Option Plan and Fiscal 1994 Stock Incentive Plan.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

John Schaeffer might be deemed to be a "promoter" of the Company. Mr. Schaeffer is currently the President, Chief Executive Officer and Chairman of the Board of the Company, and receives a salary with respect thereto. On July 1, 1990, Mr. Schaeffer transferred all of the assets of his sole proprietorship, subject to all liabilities of the sole proprietorship, to the Company for 56,460 shares of the Company's common stock. Those shares were split 46 for 1 in 1991.

John Schaeffer personally guarantees payment of the Company's
$1,000,000 line of credit from National Bank of the Redwoods. No amounts were outstanding under that line of credit on March 31, 1996.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) No reports on Form 8-K filed during the three months ended March 31, 1996.

        Form 8-K filed dated April 25, 1996
        Form 8-K filed dated May 21, 1996.

   (b)  See Index to Exhibits following Signature Page.

                           ........................

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto
duly authorized, on this   14TH    day of June 1996 .

                       REAL GOODS TRADING CORPORATION
                       (Registrant)

                       By: Donna Montag, Controller

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature            Title             Date

   Donna Montag         Controller      June 14, 1996

   John Schaeffer      President/CEO    June 14, 1996

   Stephen Morris       Director        June 14, 1996

   James T. Robello     Director        June 14, 1996

   Linda Francis        Director        June 14, 1996

   John Lenser          Director        June 14, 1996

   Barry Reder          Director        June 14, 1996

                                   PART III

ITEM 13.     INDEX TO EXHIBITS.

EXHIBIT                DESCRIPTION                    PAGE
  NO.

  2.1*       Agreement and Plan of Merger dated August 2,
             1993 (Snow Belt Energy Center, Inc.)

  2.2*       Asset Purchase Agreement dated August 2, 1993
             (Earth Care assets)

  3.1*       Articles of Incorporation

  3.2*       Bylaws

 10.1*       Form of Indemnification Agreement with Directors

 10.2**      Contract to Purchase Hopland Property

 10.3**      Lease of 200 Clara Avenue, Ukiah, California

 10.6*       Fiscal 1993 Stock Incentive Plan

 10.7**      License Agreement, as amended, between Sierra
             Club and Earth Care Paper Company, Inc., and consent letter from Sierra Club to the Company

 10.8***     Lease of 13201 S. Hwy 101, Hopland, California

 10.9***     Lease of 1670 West 7th Avenue, Eugene, Oregon

 10.10****   Lease on 555 Leslie Street, Ukiah, California

 10.11****   Loan Agreement between the Company and National

             Bank of the Redwoods dated April 4, 1995 and certain ancillary documents

 10.12****   Split Dollar Agreement by and among the Company
             John C. Schaeffer and the Trustee of the Schaeffer
             1994 Irrevocable Trust dated May 15, 1995 and
             Assignment of Life Insurance Policy as Collateral by Trustee of the Schaeffer 1994 Irrevocable Trust

 10.13****   Consulting Agreement with Stephen Morris

 10.14****   Amended and Restated Real Goods Trading
             Corporation Fiscal 1993 Stock Incentive Plan

 10.15****   The Real Goods Trading Corporation Non-Employee
             Directors' Stock Option Plan

 21.1**      Subsidiaries


*       Incorporated by reference to the Company's Registration
        Statement of Form 10-KSB filed with the Securities and Exchange Commission on October 1, 1993.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10-KSB filed with
        the Securities and Exchange Commission on December 21,
1993.

***     Incorporated by reference to the Company's Form 10-KSB
        filed with the Securities and Exchange Commission on June
        29,1994

**** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June
        28, 1995.