Form 10KSB/A
period 1996-03-31
REAL GOODS TRADING CORP
filed 1996-06-25
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                  AMENDMENT NO. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1996
                                    OR
/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. -  000-22524

                         REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)
            California                          68-0227324
(State or other jurisdiction                   (IRS Employer
incorporation or organization)             Identification Number)
555 Leslie Street, Ukiah, California                     95482
(Address of principal executive offices)               (Zip Code)
Issuer's telephone number, including area code:  (707) 468-9292

Securities registered under Section 12(b) of the Exchange Act:
Title of each class     Name of each exchange on which registered
    Common  Stock                     Pacific Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X              No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [ ]
     State issuer's revenues for its most recent fiscal
 year.    $15,432,000
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
$6,500,386 as of May 23, 1996. The number of shares of the issuer's Common Stock outstanding as of June 17, 1996 was 3,434,666.

                    Documents Incorporated by Reference

     A portion of the Real Goods Trading Corporation's Proxy Statement for the 1996 Annual Meeting of Shareowners to be filed with the Commission on or before June 28, 1996 is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB/A. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10KSB/A, the Real Goods Trading Corporation Proxy Statement for the 1996 Annual Meeting of Shareowners is not to be deemed filed as part of this report.

                                 PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

Information with respect to this Item is incorporated by reference to the information set forth under the headings "General Information Regarding Directors and Executive Officers," "Professional Experience of Executive Officers and Directors" and "Reports Required by Section 16(a)" under the section entitled "BOARD OF DIRECTORS" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareowners.


Item 10.   EXECUTIVE COMPENSATION.


Information with respect to this Item is incorporated by reference to the information set forth under the headings
"Remuneration of Directors," "Compensation of Executive Officers" and "Employee Contracts, Employment Termination and Change-in-
Control Arrangements" under the section entitled "BOARD OF
DIRECTORS" in the Company's Proxy Statement for the 1996 Annual
Meeting of Shareowners.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.


Information with respect to this Item is incorporated by reference to the information set forth in the section entitled
"Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of
Shareowners.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Information with respect to this Item is incorporated by reference to the information set forth under the heading "Certain
Relationships and Related Transactions" under the section entitled "BOARD OF DIRECTORS" in the Company's Proxy Statement for the 1996 Annual Meeting of Shareowners.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25 day of June, 1996.

                            Real Goods Trading Corporation
                                    (Registrant)


                              /S/Donna Montag, Controller


Pursuant to the requirements of Rule 12b-5 of the Securities
Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                     Title               Date



/S/ Donna Montag                Controller          June 25, 1996

/S/ John Schaeffer             President/CEO        June 25, 1996
                         Chairman of the Board