Form 10QSB
period 1996-06-29
REAL GOODS TRADING CORP
filed 1996-08-09
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-QSB

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 29,1996
                                   OR
      /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to

                     Commission File No.   0-22524

                     REAL GOODS TRADING CORPORATION
                 (Exact name of small business issuer
                    as specified in its charter)

        California                            68-0227324
(State or other jurisdiction of             (IRS Employer
incorporation or organization)             Identification Number)

  555 Leslie Street, Ukiah, California               95482
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:  (707) 468-9292

Former name, former address and former fiscal year, if changed since last report.

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X             No

   As of June 29,1996, there were issued and outstanding
3,434,666 shares of common stock of the issuer.

                       REAL GOODS TRADING CORPORATION

                                   INDEX
                                                             Page

Form 10-QSB Cover Page                                         1


Index                                                          2


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheet
          at June 29, 1996                                     3

          Condensed Consolidated Statements of Earnings
          for the three-month period ended June 29,1996
          and July 1, 1995                                     4

          Condensed Consolidated Statements of Cash Flows
          for the three month period ended June 29, 1996
          and July 1, 1995                                     5

          Notes to Condensed Consolidated Financial
          Statements                                           6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.   8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                              10

     Item 2.  Changes in Securities.

     Item 3.  Defaults Upon Senior Securities.

     Item 4.  Submission of Matters to a Vote of
              Security-Holders.

     Item 5.  Other Information.

     Item 6.  Exhibits and Reports on Form 8-K.

                    Signatures                               10

                                  PART I
                           FINANCIAL INFORMATION
Item 1.  Financial Statements
                      REAL GOODS TRADING CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                               (Unaudited)
                    (In thousands except share data)

                                                    June 29, 1996
ASSETS
Current Assets
 Cash                                                     $ 1,043
 Accounts Receivable, net of allowance of $6                  463
 Inventories                                                2,048
 Deferred catalog costs, net                                  218
 Prepaid expenses                                             137

    Total current assets                                    3,909

Property, equipment and improvements, net                   3,387

Intangible assets and other assets, net                       158

    Total assets                                          $ 7,454

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
 Accounts payable                                         $   814
 Accrued expenses                                             515
 Income taxes payable                                         113
 Customer deposits                                            127
 Current maturities of construction loan                    1,170
 Deferred income taxes                                         40

    Total current liabilities                               2,779

Long-term debt                                                 17

Shareowners' equity
Common stock, without par value: Authorized 10,000,000
shares; issued and outstanding 3,434,666 shares             4,363
Retained Earnings                                             295

    Total shareowners' equity                              $4,658

Total liabilities and shareowners' equity                  $7,454



         See notes to condensed consolidated financial statements

                     REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                               (Unaudited)
                    (In thousands except share data)

                                               Three Months Ended
                                              June 29,    July 1
                                               1996        1995
Net Sales                                      $4,992     $3,458

Cost of sales                                   2,930      1,809

 Gross Profit                                   2,062      1,649

Selling, general and administrative expenses    1,731      1,929

 Earnings (loss) from operations                  331       (280)

Interest income net of interest expense             1          8

 Earnings (loss) before income taxes              332       (272)

Income tax benefit (expense)                     (113)       109

 Net Earnings (Loss)                           $  219     $ (163)

Net earnings (loss) per share                   $0.06     $(0.05)

Weighted average shares used to compute
earnings per share                          3,434,666  3,427,549

















         See notes to condensed consolidated financial statements

                      REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                               Three Months Ended
                                              June 29,    July 1,
                                                1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings(Loss)                              $  219     $(163)
Adjustments to reconcile net earnings(loss)
to net cash provided by(used in)
operating activities:
 Depreciation and amortization                      51        44

Changes in assets and liabilities:
   Accounts receivable                            (284)     (119)
   Inventories                                      91       372
   Deferred catalog costs                          185       158
   Prepaid expenses and other assets               266       (29)
   Accounts payable and accrued expenses           375      (256)
   Customer deposits                              (542)       21
   Income and other taxes payable                  113      (109)

    Net cash provided by (used in)
    operating activities                           474       (81)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land equipment, improvements,
and construction in progress                      (493)     (201)

    Net cash used in investing activities         (493)     (201)

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings  on construction loan                  783
 Repayment of notes payable                                   (2)
 Proceeds from issuance of common stock, net         9        56

    Net cash provided by financing activities      792        54

Net increase(decrease) in cash                     773      (228)
Cash at beginning of period                        270       832
Cash at end of period                           $1,043    $  604






    See notes to condensed consolidated financial statements

                      REAL GOODS TRADING CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
               FOR THE THREE MONTH PERIOD ENDED JUNE 29, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 29, 1996 and July 1, 1995, and the interim results of operations and cash flows for the three months then ended. Certain reclassifications have been made in the July 1995 financial statements to conform to the June 1996 presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1996.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LINE OF CREDIT

On April 4, 1996 the Company renewed its $1,000,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 2% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 4, 1997. On June 29, 1996, no amounts were outstanding on the Company's line of credit.

Borrowings under the line are secured by accounts receivable and inventory. The loan agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including the Company's mailing lists as well as key man life insurance policy on the life of the Company's majority shareowner.

NOTE 3 - DEBT

On August 10, 1995 the Company entered into a construction agreement with the Bank for $1,170,000 to finance the construction of the Solar Living Center. Borrowings under the agreement are collateralized by a First Deed of Trust on the land and improvements on the twelve acre parcel in Hopland, California. On June 29, 1996, $1,170,000 was outstanding on the construction loan. The Company has long term debt commitments totaling $1,170,000 which will be used to pay the outstanding balance of the construction loan. The terms are 1.5% - 2.0% over prime with twenty to twenty-five year maturities.

NOTE 4 - STOCK OPTIONS

The Company's Fiscal 1993 Stock Incentive Plan (the "Plan") allows for the granting of incentive and non-qualified stock options. The Second Amended and Restated Fiscal 1993 Stock Incentive Plan has 600,000 common shares reserved for issuance. As of June 29 1996, 25,600 options had been exercised. In June, 1995 the Company reserved 50,000 shares for its Non-Employee Directors' Stock Option Plan. In May 1996 the Company Amended and Restated the Non-Employee Directors' Stock Option plan and increased the reserve to 100,000 shares. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options)on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant.

In September 1995, the Company announced that its Board of Directors had approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of June 29, 1996, the company repurchased 6,284 shares at an average price of $5.50 per share.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

The Company's net sales include a $1.8 million 100 kilowatt photovoltaic renewable energy sale to a resort in Belize for the three months ended June 29, 1996. Net sales for the quarter were $4,992,000, an increase of $1,534,000 or 44.4% from the prior year's sales of $3,458,000.

Catalog net sales for the quarter decreased by 15.9% to $2,280,000 compared to $2,711,000 in the previous year. This $431,000 decrease in catalog net sales was attributable to the Company mailing catalogs more selectively particularly in the spring quarter. The Company mailed 31% fewer catalogs in the first quarter, compared to the previous year, yet catalog net sales declined by only 16%, reflecting increased efficiencies and profitability. The Company believes that this revised mailing plan was successful, in that sales per catalog mailed increased to $1.83 per catalog compared to $1.50 per catalog for the same period in the previous year, contributing to increased profitability.

Retail store sales increased 22% to $577,000 for the first quarter, compared to $471,000 for the same period in the previous year. First quarter results included the Grand Opening weekend for the Hopland store at the Solar Living Center that took place in June, 1996 as well as a Grand Opening in the Eugene store at a larger downtown location in the same month.

Renewable energy sales, which include the $1,800,000 sale to the eco-tourism market, were $2,126,000, compared to $265,000 in the previous period. The continuing increase in sales is attributed to the Company's strategy to support the specialization of some of its sales staff in renewable energy sales, as well as increase customer service in this area.

Gross Profit

For the first quarter ended June 29, 1996, gross profit increased 25%, to $2,062,000 or 41.3% of sales, compared to gross profit in the prior year period of $1,649,000 or 47.68% of sales. The current period gross profit includes the renewable sale to the eco-tourism market; traditionally renewable energy sales have lower margins than catalog sales. Catalog sales and retail sales showed an improvement in gross margin when compared to the same period in the previous year. Catalog sales had a gross profit of $1,182,000 or 51.8% of sales, compared to $1,358,000 or 50.0% of sales for the previous period. Retail store sales had a gross margin of $248,000, or 43.0% of sales, compared to $196,000 or 41.7% of sales in the previous period. Renewable energy sales had a gross margin of $622,000, or 29.27% of sales, compared to $83,000 or 31.31% of sales in the previous period. The eco-tourism sales had a lower margin than the traditional renewable energy sale margin, but the remaining sales in renewable energy showed margin gains. The Company continued to show gains in margin due to continued efforts to improve terms with vendors that allow for cash discounts, to take advantage of quantity discounts and in general improve purchasing efficiencies.

Operating Expenses

Selling, general and administrative expenses decreased 10% or $198,000 to $1,731,000, compared to $1,929,000 for the previous year. The large rewnewable energy sale distorts customary comparisons of expenses in ratio to sales. However, excluding the expenses and revenue related to that sale, expenses continued to decrease at a rate in excess of sales primarily due to the Company's reduced catalog mailings. The Company mailed approximately 1,243,000 catalogs in the first quarter of fiscal 1997, a 31% decrease from the 1,796,000 mailed in the first quarter of fiscal 1996. The cost of catalogs and mailing decreased $213,000 in the current period; however, the cost per catalog was increased to $.496 each from $.462 each due to those price increases.

Earnings

The Company reported the largest first quarter pre-tax earnings in its history of $332,000, compared to a loss of $272,000 in 1995. The Company generally experiences seasonal effects, with sales and earnings increasing in the first two quarters, and the largest gains in the Company's third quarter, which is the holiday season.

Income Tax Provision

The provision for income taxes was 34%, compared to the previous years comparable period of 40%. The Company believes that the applied tax rate more accurately reflects its actual experience.


Liquidity and Capital Resources

During the three months ended June 29,1996, cash generated from operations was $474,000, primarily due to a decrease in prepaid catalog expenses of $186,000 and an inventory decrease of $91,000 in response to the reduced spring mail plan. The increase in accrued expenses and the increase in accounts receivable, and a comparable decrease in customer deposits was due to the completion of the large renewable energy sale. The Company used $493,000 largely for the completion of the Solar Living Center in Hopland, California. Borrowings on the construction loan were $783,000, as the project was completed. The net effect of all of the Company's activities was to increase cash to $1,043,000 at the end of the first quarter from $270,000 at the end of the fiscal year.

Effects of Inflation

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.

                                   *****

                                 PART II
                            OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         Form 8-K filed, dated April 25,1996
         Form 8-K filed, dated May 21, 1996


                                SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            REAL GOODS TRADING CORPORATION
                      (Registrant)


DATED:  August 9, 1996

by:
[S]DONNA MONTAG
   Donna Montag
   Chief Financial Officer