Form 10QSB
period 1996-09-28
REAL GOODS TRADING CORP
filed 1996-11-12
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996
                                   OR

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

                        Yes   X     No

As of October 26, 1996, there were issued and outstanding
3,406,704 shares of common stock of the issuer.

                     REAL GOODS TRADING CORPORATION

                                   INDEX

                                                             Page

Form 10-QSB Cover Page                                          1


Index                                                           2


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheet
            at September 28, 1996                               3

          Condensed Consolidated Statements of Earnings
            for the three-month and six-month periods
            ended September 28, 1996 and September 30, 1995     4

          Condensed Consolidated Statements of Cash Flows
            for the six month periods ended September 28,
            1996 and September 30,1995                          5

          Notes to Condensed Consolidated Financial
                       Statements                               6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.    8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                               11

     Item 2.  Changes in Securities.

     Item 3.  Defaults Upon Senior Securities.

     Item 4.  Submission of Matters to a Vote of
              Security-Holders.

     Item 5.  Other Information.

     Item 6.  Exhibits and Reports on Form 8-K.

                    Signatures                                 11

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                        REAL GOODS TRADING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (In thousands except share data)

                                                    September 28,
                                                          1996

ASSETS
Current Assets
 Cash                                                       $ 442
 Accounts Receivable, net of allowance of $6                  314
 Inventories                                                2,992
 Deferred catalog costs, net                                  577
 Prepaid expenses                                             298

      Total current assets                                  4,623

Property, equipment and improvements, net                   3,409

Intangible assets and other assets, net                       149

      Total assets                                        $ 8,181

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
 Accounts payable                                         $ 1,335
 Accrued expenses                                             302
 Income taxes payable                                         122
 Customer deposits                                            103
 Current maturities of short term debt                        573
 Deferred income taxes                                         40

      Total current liabilities                             2,475

Long-term debt                                              1,162

Shareowners' equity
 Common stock, without par value: Authorized
 10,000,000 shares;issued and outstanding
 3,406,704 shares                                           4,284
 Retained Earnings                                            260

      Total shareowners' equity                             4,561

Total liabilities and shareowners' equity                  $8,181

         See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                (Unaudited)
                      (In thousands except share data)

                        Three Months Ended       Six Months Ended
                       Sept 28,   Sept 30,      Sept 28,  Sept30,
                          1996     1995           1996     1995

Net Sales                 $3,287    $3,158    $8,279    $6,617

Cost of sales              1,713     1,764     4,644     3,574

Gross Profit               1,574     1,394     3,635     3,043

Selling, general and
administrative expenses    1,575     1,697     3,306     3,626

Earnings (loss) from
operations                    (1)     (303)      329      (583)

Interest income net
of interest expense          (25)        7       (23)       15

Earnings (loss) before
income taxes                 (26)     (296)      306      (568)

Income tax benefit (expense)  (9)       85      (122)      193

Net Earnings (Loss)        $ (35)    $(211)    $ 184     $(375)

Net earnings (loss)
per share                 $(0.01)   $(0.06)    $0.05    $(0.11)

Weighted average shares
used to compute
earnings per share     3,415,512 3,432,928 3,420,428 3,425,789

         See notes to condensed consolidated financial statements

                        REAL GOODS TRADING CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                 Six Months Ended
                                               Sept 28,  Sept 30,
                                                 1996     1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                              $ 184    $(375)
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operating
activities:
   Depreciation and amortization                    125       88
   Non cash compensation expenses                    16       15
   Provision for deferred income tax                         (99)

Changes in assets and liabilities:
   Accounts receivable                             (135)    (158)
   Inventory                                       (853)     261
   Deferred catalog costs                          (174)      56
   Prepaid expenses and other assets                105
   Accounts payable and accrued expenses            684      440
   Customer deposits                               (567)       1
   Income and other taxes payable                   123      (94)
       Net cash provided by (used in)
       operating activities                        (492)     135

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of land equipment, improvements, and
   construction in progress                        (580)    (689)
       Net cash used in investing activities       (580)    (689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on long-term debt
   Proceeds from issuance of common stock, net     1,331     217
   Purchase of stock options and common stock        (87)    117
       Net cash provided by financing activities   1,244     334


       Net increase (decrease) in cash               172    (220)

       Cash at beginning of period                   270     832

         Cash at end of period                     $ 442  $  612

       Other cash flow information:
          Interest paid                               31
          Income taxes paid                          148       1

         See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

      FOR THE THREE AND SIX MONTH PERIOD ENDED SEPTEMBER 28, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 28, 1996 and September 30, 1995, and the interim results of operations for the three month and six month periods ended September 28, 1996 and September 30, 1995 and cash flows for the six months ended September 28, 1996 and September 30, 1995. Certain reclassifications have been made in the September 1995 financial statements to conform to the September 1996 presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1996. The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LINE OF CREDIT

On April 4, 1996 the Company renewed its $1,000,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 2% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 4, 1997. On September 28, 1996, $535,000 was outstanding on the Company's line of credit.

The loan agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including the accounts receivables, inventory and the Company's mailing lists as well as key man life insurance policy on the life of the Company's majority shareowner.

NOTE 3 - LONG TERM DEBT

On August 10, 1995 the Company entered into a construction loan agreement with the Bank to finance $1,170,000 of the cost of the construction of the Solar Living Center. Borrowings under the agreement are collateralized by a First Deed of Trust on the land and improvements on the twelve acre parcel in Hopland, California. On June 29, 1996 $1,170,000 was outstanding on the construction loan.

On July 3, 1996 the Company refinanced the construction loan into two term loans. The Company borrowed $585,000 from National Bank of the Redwoods with interest at prime plus .50 points payable through June 30, 2021. The Company also has a Small Business Administration Loan for $604,000 that bears interest at 8.37% per year, payable through September 1, 2016. Collateral for both loans is the 1st Deed of trust on the Hopland, California property.


NOTE 4 - STOCK OPTIONS

Under the Company's Second Amended and Restated Fiscal 1993
Stock Incentive Plan (the "Plan") the Company can grant incentive and non-qualified stock options to purchase 600,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. As of September 28, 1996, options to purchase 26,100 shares had been exercised.

In June 1995 the Company reserved 50,000 shares for its Non-Employee Directors' Stock Option Plan. In May 1996 the
Company Amended and Restated the Non-Employee Directors' Stock
Option plan and increased the plan to 100,000 shares. As of September 28, 1996, options to purchase to purchase 35,000 shares were outstanding, and none had been exercised.

NOTE 5 - SHAREOWNERS' EQUITY

In September 1995, the Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of September 28, 1996, the Company had repurchased 6,284 shares at an average price of $5.50 per share.

In July 1996, the Company also repurchased 30,000 shares of unregistered stock from its President and majority shareowner at a below market cost of $3.33 per share.

    Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

The Company's net sales include a $1.8 million 100 kilowatt photovoltaic renewable energy sale to a resort in Belize that occurred in the first quarter, as well as a $200,000 bonus for the on time completion of the sale that was earned in the second quarter. While the amounts of this sale and timely completed bonus distort some of the amounts and percentages set forth herein, they are included for completeness. The Company reserves the right to state amounts and percentages with and without the Belize resort sale at a future time if the Company believes that the fairness of the presentation is enhanced thereby.

For the six months ended September 28, 1996 the Company's net sales were $8,279,000, an increase of $1,662,000 or 25% from the prior year's sales of $6,617,000. Without the Belize resort sale, net sales for the current period were $6,347,000, down 4% from the previous year. Catalog sales decreased by 16.5% to $4,006,000, compared with $4,797,000 in the previous year. The $791,000 decrease in catalog net sales was attributable to the Company mailing catalogs more selectively and effectively, particularly in the spring quarter. The Company mailed 21% fewer catalogs in the first six months, yet catalog net sales declined by only 16.5%, reflecting increased efficiencies and sales per catalog. Sales per catalog mailed increased to $1.73 per catalog, compared to $1.66 per catalog for the first six months of the previous year, contributing to increased profitability.

Retail store sales in the first six months increased 30.5% to $1,369,000 compared to $1,049,000 for the same period in the previous year. In the first quarter the Hopland store relocated to the newly completed Solar Living Center, and the Eugene store moved to a larger downtown location.

Renewable energy sales, which include the $2 million Belize resort sale were $2,872,000 compared to $729,000 in the previous period. The continuing increase in sales is attributed to the Company's strategy to support the specialization of some of its sales staff in renewable energy and a new emphasis on international eco-tourist resort sales, as well as increased customer service in this area.


For the three months ended September 28, 1996, the Company's net sales increased 4% or $129,000 to $3,287,000 compared to $3,158,000 in the previous period. Without the Belize on time bonus in the quarter, sales were down 2% to $3,087,000. Catalog net sales for the three months were $1,727,000, down 17% from the same period in the previous year of $2,089,000. The number of catalogs mailed remained at 21% lower, yet sales declined by only 17%, increasing profitability per catalog. Retail store sales for the three months were $792,000, an increase of 37% over the previous year's sales of $578,000. Sales for the three months reflect full operation at the new locations of the Hopland and Eugene stores. Renewable energy sales were $746,000 including the on time bonus of the Belize sale, compared to $464,000 for the previous year. Without the bonus, renewable energy sales showed a 16% increase for the period.


Gross Profit

For the six months ended September 28, 1996, gross profit increased 19% to $3,635,000 or 43.9% of sales, compared to gross profit in the prior year period of $3,043,000 or 46% of sales. The current period gross profit includes the $2 million renewable sale to the eco-tourism market; traditionally renewable energy sales have lower margins than catalog sales. Catalog, retail and renewable energy sales all showed an improvement in gross margins when compared to the same period in the previous year. Catalog sales had a gross profit of $2,061,000 or 51.4% of sales, compared to $2,372,000 or 49.4% of sales for the previous period. Retail store sales had a gross margin of $555,000, or 40.5% of sales, compared to $406,000 or 38.7% of sales in the previous period. Renewable energy sales had a gross margin of $989,000, or 34.4% of sales, compared to $226,000 or 31% of sales in the previous period.

For the three months ended September 28, gross profit increased 13% to $1,574,000 or 47.9% of sales compared to gross profit in the prior year period of $1,394,000 or 44.1% of sales. Catalog and retail and renewable energy sales all showed increases in gross margins over the same period in the previous year. Catalog sales had a gross profit of $879,000 or 50.8% of sales, compared to $1,014,000 or 48.6% of sales for the previous period. Retail store sales had a gross margin of $307,000 or 38.7% of sales, compared to $209,000 or 36.1% of sales in the previous period. Renewable energy sales had a gross margin of $367,000 or 49.1% of sales, distorted by the on time bonus, compared to $143,000 or 30.8% of sales in the previous year. The Company continued to show gains in margin in all areas due to continued efforts to improve terms with vendors that allow for cash discounts, to take advantage of quantity discounts and in general improve purchasing efficiencies.


Operating Expenses

Selling, general and administrative expenses decreased 9% or $320,000 to $3,306,000 for the six months ending September 28, 1996, compared to $3,626,000 for the previous year. Selling, general and administrative expenses amounted to $1,575,000 in the quarter, down 7% or $123,000 from the prior year's level of $1,697,000. The large renewable energy sale distorts customary comparisons of expenses as a percentage of sales. However, excluding the expenses and revenue related to that sale, expenses continued to decrease at a rate in excess of sales primarily due to the Company's plan of mailing catalogs to a more targeted audience. The Company mailed approximately 2,300,000 catalogs in the first half of fiscal 1997, a 21% decrease from the 2,900,000 catalogs mailed in the same period of fiscal 1996, due to the reduced use of rented lists because of paper and postage price increases.


Income Taxes

Income taxes as a percentage of pretax income was 40% for the six month period, as compared to 34% in the same period of the previous year. For the first quarter of fiscal 1997 the Company had applied a 34% tax rate. For the first quarter of fiscal 1996 the tax rate applied was 41%. The Company believes that the applied tax rate accurately reflects its actual experience.


Earnings

Earnings of $306,000 before tax, and $184,000 net of tax or $0.05 per share are the largest ever reported by the Company for the first six months. In fiscal 1996, the Company had a before tax loss of $568,000 and a net loss of 375,000 or $0.11 per share in the same period per share. For the three months ended September 28, 1996, the Company's loss before taxes was $26,000 with a net loss of $35,000 or $0.01 per share compared to a loss before taxes of $296,000 and a net loss of $211,000 or $0.06 per share in the comparable prior year period. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, and falling in the fourth quarter.


Liquidity and Capital Resources

During the six months ended September 28, 1996, cash of $492,000 was used by operations, primarily due to an increase in inventory of $853,000 and increase in accounts payable of $684,000, due to increasing inventory levels for the pending holiday season. The decrease in customer deposits was due to the completion of the large renewable energy sale. The Company used $580,000 largely for the completion of the Solar Living Center in Hopland, California. Borrowings on the long term debt were $1,331,000 at the project's completion.

The net effect of all of the Company's activities was to increase cash to $442,000 at the end of the first six months from $270,000 at the end of the fiscal year.

The Company believes it can finance its operations for the next twelve months with available cash and the proceeds of bank borrowings. While the Company's line of credit matures in April, 1997, the Company does not anticipate any difficulty renewing the line of credit.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

        The Annual Meeting of shareowners of Real Goods Trading Corporation was held on August 24, 1996. The following persons were elected to serve as Directors of the Corporation for a term of one year or until their successors are elected and qualified:

                        Linda Francis
                        John Lenser
                        Stephen Morris
                        Barry Reder
                        James Robello
                        John Schaeffer

        In addition, the Amended and Restated Real Goods Trading Corporation Non-Employee Directors' Stock Option Plan was approved by a vote of 2,961,973 in favor, 21,504 against or withheld, 31,401 abstentions and broker non-votes.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

        Form 8-K filed dated April 25, 1996.
        Form 8-K filed dated May 21, 1996.
        Form 8-K filed dated August 7, 1996

                                  SIGNATURES
In accordance with the requirements of the Securities Exchange
Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       REAL GOODS TRADING CORPORATION
                (Registrant)
DATED: November 12, 1996
by:
[S]DONNA MONTAG
   Donna Montag/Chief Financial Officer