Form 10QSB
period 1996-12-31
REAL GOODS TRADING CORP
filed 1997-01-31
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                                   OR

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

                        Yes   X     No

   As of January 27,1997, there were issued and outstanding
3,404,704 shares of common stock of the issuer.

                     REAL GOODS TRADING CORPORATION

                                   INDEX

                                                             Page

Form 10-QSB Cover Page                                          1


Index                                                           2


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.

          Condensed Consolidated Balance Sheet
            at December 28, 1996                                3

          Condensed Consolidated Statements of Operations
            for the three-month and nine-month periods ended
            December 28, 1996 and December 30, 1995             4

          Condensed Consolidated Statements of Cash Flows
            for the nine month periods ended December 28, 1996
            and December 30,1995                                5

          Notes to Condensed Consolidated Financial
                       Statements                               6

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.       8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                               11

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

                    Signatures

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                        REAL GOODS TRADING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (Unaudited)
                      (In thousands except share data)

                                                     December 28,
                                                          1996
ASSETS
Current Assets:
 Cash                                                     $1,742
 Accounts receivable, net of allowance of $6                 167
 Inventories                                               2,376
 Deferred catalog costs, net                                 371
 Prepaid expenses                                            284

      Total current assets                                 4,940

Property, equipment and improvements, net                  3,387

Intangible assets and other assets, net                      140

      Total assets                                       $ 8,467

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Accounts payable                                       $  1,568
 Accrued expenses                                            371
 Income taxes payable                                        344
 Customer deposits                                            79
 Current maturities of short term debt                        38
 Deferred income taxes                                        40

      Total current liabilities                            2,440

Long-term debt                                             1,153

Shareowners' equity
 Common stock, without par value: Authorized 10,000,000
 shares; issued and outstanding 3,404,704 shares           4,282
 Retained Earnings                                           592

      Total shareowners' equity                            4,874

      Total liabilities and shareowners' equity           $8,467

      See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)
                      (In thousands except share data)

                 Three Months Ended         Nine Months Ended
             December 28, December 30,  December 28, December 30,
                  1996         1995          1996         1995
Net sales        $6,932       $6,066        $15,211      $12,683

Cost of sales     3,268        2,948          7,912        6,522

Gross profit      3,664        3,118          7,299        6,161

Selling,general
and administrative
expenses          3,071        2,562          6,377        6,188

Earnings (loss)
from operations     593          556            922          (27)

Interest income
net of interest
expense             (40)           6            (62)          21

Earnings (loss)
before income
taxes               553          562            860           (6)

Income tax
benefit (expense)  (221)        (191)          (344)           2

Net earnings
(loss)            $ 332        $ 371          $ 516          $(4)

Net earnings
(loss) per share  $0.10        $0.11          $0.15       $(0.00)

Weighted average
shares used to
compute earnings
per share     3,406,371    3,440,733      3,421,368    3,431,767

         See notes to condensed consolidated financial statements

                        REAL GOODS TRADING CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                           Nine Months Ended
                                        December 28, December 30,
                                              1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                          $ 516           (4)
Adjustments to reconcile net
earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization               197          134
   Non cash compensation expenses               21           35
   Provision for deferred income tax                        (99)
Changes in assets and liabilities:
   Accounts receivable                          12          (97)
   Inventory                                  (238)         589
   Deferred catalog costs                       32          182
   Prepaid expenses and other assets           119           39
   Accounts payable and accrued expenses       990          173
   Customer deposits                          (591)           6
   Income and other taxes payable              344           96
   Net cash provided by
   operating activities                      1,402        1,054

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, equipment, improvements,
and construction in progress                  (621)      (1,005)
    Net cash used in investing activities     (621)      (1,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on long-term debt                788          314
Proceeds from issuance of common stock, net     13          119
Purchase of stock options and common stock    (110)         (19)
    Net cash provided by financing activities  691          413

Net increase in cash                         1,472          462

Cash at beginning of period                    270          832

Cash at end of period                       $1,742      $ 1,294

Other cash flow information:
Interest paid                                   59            1
Income taxes paid                              184            1

         See notes to condensed consolidated financial statements

                      REAL GOODS TRADING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 28, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 28, 1996 and the interim results of operations for the three and nine month periods ended December 28, 1996 and December 30,1995 and cash flows for the nine months ended December 28, 1996 and December 30, 1995. Certain reclassifications have been made in the December 1995 financial statements to conform to the December 1996 presentation.

Accounting policies followed by the Company are described in
Note 1 to the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the year ended March 31, 1996.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LINE OF CREDIT

On April 4, 1996 the Company renewed its $1,000,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 2% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 4, 1997. On December 28, 1996, there was no outstanding balance on the Company's line of credit.

The loan agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including the accounts receivable, inventory and mailing lists as well a key person life insurance policy on the life of the Company's majority shareowner.

NOTE 3 - LONG TERM DEBT

On July 3, 1996 the Company borrowed $585,000 from National
Bank of the Redwoods with interest at prime plus .50 points payable through June 30, 2021. The Company also has a Small Business Administration loan for $604,000 that bears interest at 8.37% per year, payable through September 1, 2016. Collateral for both loans is a first deed of trust on the Hopland, California property.

NOTE 4 - STOCK OPTIONS
Under the Company's Second Amended and Restated Fiscal 1993
Stock Incentive Plan (the "Plan") the Company can grant incentive and non-qualified stock options to purchase 600,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. As of December 28, 1996, options to purchase 26,100 shares had been exercised.

In June 1995 the Company reserved 50,000 shares for its Non-Employee Directors' Stock Option Plan. In May 1996 the Company amended and restated the Non-Employee Directors' Stock Option Plan and increased the plan to 100,000 shares. As of December 28, 1996, options to purchase to purchase 35,000 shares were outstanding, and none had been exercised.

NOTE 5 - SHAREOWNERS' EQUITY

In September 1995, the Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of December 28, 1996, the Company had repurchased 8,284 shares at an average price of $5.37 per share.

In July 1996, the Company repurchased 30,000 shares of unregistered stock from its President and majority shareowner at a below-market price of $3.33 per share.

NOTE 6 - DISPOSITION OF ASSETS

The Company has put its retail store in Amherst, Wisconsin on the market. The Company does not anticipate taking a material loss on the disposition of store.

Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

The Company's net sales for the nine months ended December 28, 1996 include a $1.8 million 100 kilowatt photovoltaic renewable energy sale to a resort in Belize that occurred in the first quarter, as well as a $200,000 bonus for the on time completion of the project that was earned in the second quarter. While the amounts of this sale and timely completion bonus distort some of the amounts and percentages set forth herein, they are included for completeness. The Company reserves the right to state amounts and percentages with and without the Belize resort sale at a future time if the Company believes that the fairness of the presentation is enhanced thereby.

For the nine months ended December 28, 1996 the Company's net sales were $15,211,000, an increase of $2,528,000 or 20% from the prior year's sales of $12,683,000. Without the Belize resort sale, net sales for the nine months were $13,250,000, up 4% from the previous year. Excluding the Belize resort sale, retail and renewable energy sales continued to grow as a percentage of total Company sales, and catalog sales decreased as a percentage of sales. For the nine month period, excluding the Belize resort sale, catalog sales were 74% of total sales, compared to 78% in the same period of the previous year. Retail sales were 17% of total sales, compared to 14% in the previous year. Renewable energy sales were 9% of total sales, compared to 8% in the previous year.

Catalog sales for the nine months showed a decrease of 2% to $9,720,000, compared to $9,878,000 in the previous year. The Company's first two quarters had shown a 16% decrease in catalog sales due to a more selective spring mail plan. For the reasons discussed below, year to date catalog circulation was increased 11% over the previous year because the third quarter mailing was higher than in the previous year.

Retail store sales in the nine months increased 27% to $2,238,000 compared to $1,757,000 for the same period in the previous year. In the first quarter the Hopland store relocated to the newly completed Solar Living Center, and the Eugene store moved to a larger downtown location. The continuing increase in sales is due to the Company's increased emphasis on retail sales and maximizing the synergies of catalog and retail markets.

Renewable energy sales, which include the $2 million Belize resort sale were $3,208,000 compared to $1,009,000 in the
previous nine month period.   Excluding the Belize resort sale,
renewable energy sales increased 24% in the nine month period. The continuing increase in sales is attributable to the Company's strategy to support the specialization of some of its sales staff in renewable energy and a new emphasis on international eco-tourist resort sales, as well as increased customer service in this area.

For the three months ended December 28, 1996, the Company's net sales increased 14% or $866,000 to $6,932,000 compared to $6,066,000 in the same period of the previous year. Catalog net sales for the three months were $5,713,000, up 13% or $635,000 from $5,078,000. While catalog mailings had been lower in the first two quarters, the Company decided to take advantage of paper price declines to increase circulation in the traditionally strong third quarter. Retail store sales for the three months were $869,000, an increase of 23% over the previous year's sales of $708,000. Sales for the three months reflect full operation at the new locations of the Hopland and Eugene stores. Sales at the Snow-belt retail store in Amherst, Wisconsin were down 20% in the third quarter, to 252,000, compared to $314,000 in the same period of the previous year. The Company put the store on the market in November, 1996, and does not anticipate taking a loss on the disposition of store assets. Renewable energy sales for the same three months increased 20% to $335,000, compared to $280,000 for the same quarter in the previous year, reflecting the Company's increased investment in this segment of its business.

Gross Profit

For the nine months ended December 28, 1996, gross profit increased 18.5% to $7,299,000 or 48% of sales, compared to gross profit in the prior year period of $6,161,000 or 48.6% of sales. The year to date gross profit includes the $2 million renewable sale to the eco-tourism market; traditionally renewable energy sales have lower margins than catalog sales.

Catalog, retail and renewable energy sales all showed an improvement in gross margins when compared to the nine months in the previous year. Catalog sales had a gross profit of $5,231,000 or 53.8% of sales, compared to $5,108,000 or 51.7% of sales for the same period in the previous year. Retail store sales had a gross profit of $898,000, or 40.1% of sales, compared to $696,000 or 39.6% of sales in the previous period. Renewable energy sales had a gross profit of $1,125,000, or 35% of sales, compared to $318,000 or 31.5% of sales in the previous period. The continued gains in margins in all areas were attributed to continued efforts to improve terms with vendors that allow for cash discounts to take advantage of quantity discounts and in general improve purchasing efficiencies.

For the three months ended December 28, gross profit increased 17.5% to $3,664,000 or 52.8% of sales compared to $3,118,000 or
51.4% of sales for the same period in the previous year. Catalog sales had a gross profit of $3,170,000 or 55.4% of sales, compared to $2,736,000 or 53.8% of sales for the previous period. Retail store sales had a gross profit of $343,000 or 39.4% of sales, compared to $290,000 or 41.1% of sales in the previous period. Renewable energy sales had a gross profit of $136,000 or 40.5% of sales, compared to $91,000 or 32.8% of sales for the three month period in the previous year.

Operating Expenses

Sales other than the Belize resort sale were up 4% for the nine months, but selling, general and administrative expenses increased only 3% or $189,000 to $6,377,000 compared to $6,188,000 for the previous year, showing an improved operating efficiency year to date over the previous year.

Selling, general and administrative expenses amounted to $3,071,000 in the third quarter, which was an increase of 20% or $509,000 over the same period in the previous year of $2,562,000. With sales showing an increase of 14% for the quarter, earnings from operations were 8.5% of sales, compared to 9.2% in the third quarter of the previous year. The Company had taken advantage of decreased paper prices that occurred in the second quarter to increase holiday catalog circulation. Catalog circulation had been down 21% in the first six months. Year to date, with the increased third quarter circulation, catalog circulation increased 11%, yet year to date catalog revenues showed a 2% decrease. The Company has higher fixed costs than in the previous year due to increasing its retail presence through the completed Solar Living Center as well as a larger Eugene store, and investments in improving the Renewable Energy department.

Interest

Interest income, net of interest expense, was an expense of $62,000 for the nine month period, compared to $21,000 income for the nine months of the previous year. The Company has ongoing interest expense due to the borrowing for the Solar Living Center, which came on line in June, 1996. (See Note 3.) For the three month period, interest expense was $40,000, as compared to interest income in the previous year of $6,000, reflecting the higher levels of borrowing. The Company largely uses its line of credit to increase inventory levels for the holiday season.

Income Taxes

Income taxes as a percentage of pretax income was 40% for the nine month period, as well as for the third quarter, compared to 34% in the both periods of the previous year. The Company believes that the applied tax rate accurately reflects its actual experience.

Earnings

Year to date earnings of $860,000 before tax, and $516,000 net of tax or $0.15 per share are the largest ever reported by the Company. In the previous year, the Company had a before tax loss of $6,000, and a net loss of $4,000 or $0.00 per share for the nine months. For the third quarter, the Company had earnings before taxes of $553,000, and net earnings of $332,000 or $0.10 per share, compared to earnings before tax of $562,000 and net earnings of $371,000, or $0.11 per share in the previous year. While the Company's EBIT, (earnings before interest and taxes) was higher in the third quarter this year than in the third quarter last year, interest expense in the current period resulted in the $0.01 lower earnings per share. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, and falling in the fourth quarter.

Liquidity and Capital Resources

During the nine months ended December 28, 1996, cash of $1,402,000 was provided by operations, primarily due to an increase in accounts payable and accrued expenses of $990,000 due to increased inventory levels for the holiday season, and an increase in net earnings of $516,000. The $591,000 decrease in customer deposits was due to the completion of the large renewable energy sale. The Company invested $621,000 for the nine months, largely for the completion of the Solar Living Center in Hopland, California. Borrowings on long term debt were $788,000, reflecting the completion of the Solar Living Center.

The net effect of all of the Company's activities was to increase cash to $1,472,000 at the end of the first nine months from $270,000 at the end of the fiscal year.

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

  Not Applicable.

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

DATED: January 31, 1997

by:
 [S]DONNA MONTAG
    Donna Montag
    Chief Financial Officer