Form 10KSB
period 1997-03-31
REAL GOODS TRADING CORP
filed 1997-06-11
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1997
                    OR
/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. -  0-22524

                 REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)

        California                             68-0227324
(State or other jurisdiction               (IRS Employer
(incorporation or organization)            Identification Number)

 555 Leslie Street, Ukiah, California                 95482
(Address of principal executive office)            (Zip Code)

Issuer's telephone number, including area code: (707) 468-9292

Securities registered under Section 12(b) of the Exchange Act:
Title of each class     Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
     Common Stock                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB [ ].
State issuer's revenues for its most recent fiscal year.
$18,424,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as
of a specified date within the past 60-days.    $6,807,185   as
of May 01, 1997.
The number of shares of the issuer's Common Stock outstanding as of May 20, 1997 was 3,403,804.

              Documents Incorporated by Reference

     A portion of the Real Goods Trading Corporation's Proxy Statement for the 1997 Annual Meeting of Shareowners to be filed with the Commission on or before June 27, 1997 is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-KSB, the Real Goods Trading Corporation Proxy Statement for the 1997 Annual Meeting of Shareowners is not to be deemed filed as part of this report.

                            PART I

Item 1.            DESCRIPTION OF BUSINESS

Mission Statement: Through our products, publications and educational demonstrations, Real Goods promotes and inspires an environmentally healthy and sustainable future.

Introduction.   Real Goods Trading Corporation ("Real Goods" or
the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, direct sales and retail stores. Except for fiscal 1996, the Company has been profitable every year since it was incorporated in 1990.
The Company currently mails catalogs under the names of Real Goods*, Earth Care*, REAL GOODS NEWS (currently being transformed into the REAL GOODS RENEWABLES), REAL STUFF (currently being transformed into the REAL GOODS NEWS) and the POST CONSUMER. The Company sells renewable energy products directly to its customers through the Renewable Energy Department (RG Renewables). The Company's continuing retail stores are located in Hopland, California and Eugene, Oregon. The Company is selling or closing its Snow-Belt Energy store in Amherst, Wisconsin. The Company also conducts consumer education activities through the "Institute for Solar Living", a seminar series, and creates educational products to support its renewable energy products. Each year the Company conducts an internal eco-audit and publishes the results in its annual report to shareowners.

In May 1996 the Company opened its Solar Living Center ("SLC"), a twelve acre demonstration site housing a 5,000 square foot retail store constructed of adobe-like covered rice straw bales and with a utility intertie system with its local utility, Pacific Gas & Electric Company. The Company's 10 kilowatt photovoltaic array and 3 kilowatt wind generator produce much of the power for the site; the Company sells the excess power back to PG&E. In the event of power failures or lack of wind and sunshine, a battery backup system provides electricity. The Solar Living Center embodies the Company's core principles and provides an opportunity to demonstrate the practicality of living and working on a low consumption, environmentally sensitive and renewable energy basis. The site is immediately adjacent to Highway 101 in Hopland, California, and has to date been of interest both to residents of Northern California and to tourists who have made it a destination. The Company believes that the Solar Living Center has the potential to be of great strategic importance to the Company's future. In its ten months of operation approximately 100,000 people visited the SLC. In fiscal 1997, store sales nearly doubled from the sales in the store's previous Hopland location in fiscal 1996, although selling space increased by only 20%.

A.  THE COMPANY'S MARKETS

The Company serves several related market segments within the single line of business of specialty retailing. The "ENVIRONMENTALLY RELATED PRODUCTS MARKET," consists of consumers who wish to pursue simpler, more energy conserving, wholesome lifestyles with a belief in preserving the earth's resources in a sustainable manner. Consumers in this market tend to live in urban and suburban residences served by the conventional electric
utility power grid.   The Company has revamped its color Real
Goods and Earth Care catalogs to be more appealing to these customers, and these catalogs now carry primarily conservation and healthy lifestyle products.

The "REGIONAL RETAIL MARKET" is served by the Company's three retail stores, located in Hopland, California; Eugene, Oregon and Amherst, Wisconsin. Each of the three stores carries environ-mentally related and renewable energy products as well as regional products with a unique focus. The Hopland, California store, relocated to the Company's new Solar Living Center in May 1996, features a number of products that are handmade locally or made in small quantities that are not suitable for mail order sale. Due to the Hopland store's proximity to Highway 101 and its exposure to summer tourists to Northern California's attractions, the store carries many items for the traveler and camper. The store plans to focus on proprietary and private labelled products which traditionally command higher gross margins. The Amherst, Wisconsin store, Snow-Belt, is the Company's national hearth center, marketed in fiscal 1997 through a REAL GOODS NEWS special catalog; the Company is selling or closing this store. The Eugene, Oregon store features technical sales of hot water systems and is also one of the Company's outlet stores for inventory no longer available through mail order. Since November 1996 the Company has kept open an outlet store in Ukiah at its corporate headquarters; the outlet store was previously only open during the holiday season.

The Company's original focus, the "RENEWABLE ENERGY MARKET," consists of homeowners and others living and working without the benefit of the traditional electric company power grid and generating their own electricity. Installation and use of renewable energy products requires a substantial investment of time and money by the consumer. These products are often purchased in connection with constructing or rehabilitating residences with systems and appliances that supply renewable sources of energy or otherwise circumvent the consumer's need to use conventional sources of energy. To increase customer service as well as more effectively manage these larger sales, the Company created a Renewable Energy Department, called Real Goods Renewables, that relates to customers directly. The Company has also identified eco-tourism as a promising market for its renewable energy sales. In the first quarter of fiscal 1997, the Company made the largest sale in its history, a $1.8 million 100 kilowatt photovoltaic renewable energy sale to a resort on the island of Belize in Central America (the "Belize sale"). The Company also earned a $200,000 bonus for the on-time completion of the project. The Company believes there will be other opportunities for significant sales in this market in the future, although there can be no assurance either that the opportunities will develop or that the Company will convert the opportunities to sales thereof.

In conjunction with its product marketing efforts, the Company has always emphasized the "CONSUMER EDUCATION MARKET". The Company produces and sells a wide variety of educational materials through its catalogs and retail stores. The primary product that the Company produces for this market is the SOLAR LIVING SOURCEBOOK. In 1992, the Company established the Institute for Solar Living, which offers educational seminars on a variety of topics. With the opening of the SLC in May, 1996 the Company has a demonstration site for the Institute, as the retail store there has been built with sustainable building techniques, including strawbale construction, and has many functioning renewable energy systems. The Company has also established a successful co-publishing relationship with Chelsea Green Publishers of Vermont.

     1. ENVIRONMENTALLY RELATED PRODUCTS MARKET. The Company's mail order catalogs market energy saving conservation devices, environmentally related products and educational and well-made gifts to urban and suburban dwellers. Approximately 65% of the Company's total sales in fiscal 1997, including the Belize sale, were derived from catalogs. The Company mailed approximately 6,300,000 catalogs in the current year, compared to 5,400,000 in the previous year. This 15% increase in mailings was implemented to take advantage of paper price decreases and to increase the revenues from the Earth Care catalog.

The environmentally related products offered by the Company comprise a full spectrum of energy-efficient lighting equipment; high efficiency appliances; water saving devices such as low-flow showerheads, low-flush toilets and faucet aerators; recycled paper products including toilet paper, paper towels and facial tissue; household products; gift and cards and wraps. The Company also sell non-toxic household cleaning products, water and air purification devices, health-related products and magnetic radiation meters to this same customer base.

In January 1997 the Company began a trial program offering a number of its catalog products on its Internet website. The Company believes that the Internet is consistent with the Company's mission to reduce the use of paper and fossil fuels. There can be no assurance that the Company will continue to use the Internet as a means of reaching potential customers in the future.

In fiscal 1997 the Company conducted its first large scale catalog mailing utilizing a native language order form in Japan. This fall test mailing had a favorable initial response, and the Company has increased the Japanese fall mailing scheduled in fiscal 1998. Subsequent to year end, in April 1997, the Company also participated in launching a commercial Internet site in Japanese that offered Real Goods products for sale. Initial response supports the Company's belief in the broad based appeal of the Company's products in the Japanese market. There can be no assurance that the Company will successfully exploit foreign sales opportunities.

In January 1997 the Company began printing a wholesale catalog that offers a limited number of catalog products at attractive wholesale prices. The catalog is being distributed to inquirers and certain selected businesses. Included in the offering are many of the products that the Company imports directly. Although initial response to this limited offering has been encouraging, there can be no assurance that the Company will be successful at wholesale sales.

      2. REGIONAL RETAIL MARKET. The Company's retail stores sell environmentally related products, renewable energy products and unique regional products. In fiscal 1997, the Company's three retail stores accounted for 15% of total sales, including the Belize sale. In May 1996 the Hopland store moved from temporary quarters to the new Solar Living Center, and the Eugene store relocated as well, increasing the square footage of the retail stores to a total of 9,600 square feet from a total of 7,400 square feet for the first two months of fiscal 1997 and all of fiscal 1996.

In addition to stocking a majority of the products from the Company catalogs as well as Renewable Energy Products, the Hopland store also offers items that are unique to the Northern California bio-region. Many of these unique products are handmade or made in small quantities that are not suitable for mail order. The Hopland store's products are currently comprised of 65% mail order catalog and renewable items and 35% retail unique items.

In April 1996 the Eugene, Oregon store moved from smaller quarters to a 3,800 square foot downtown location. The store carries a majority of the items in the color catalogs, as well renewable energy products and provides full technical support. In addition to being nationally advertised as the Company's outlet center, the store specializes in solar hot water systems.

During the November through January months, the Company has previously operated a seasonal outlet store in Ukiah as a clearance center for returned and discontinued merchandise. The Company currently plans to expand this facility and leave it open year round. There can be no assurance the Company will continue to operate an outlet store in Ukiah.

The Company's 1,600 square foot Snow-Belt store in Amherst Wisconsin emphasized hearth stoves and related products, as well as many items sold by the Company through its catalogs. The Company expects to sell or close the Snow-Belt store in fiscal 1998 for failing to achieve the long term strategic objectives which the Company had for the store.

     3. RENEWABLE ENERGY PRODUCTS MARKET. In fiscal 1997 the Company completed a sale of the largest solar power generating system in Latin America. The system, located at a resort in Belize, generated $2,000,000 of revenue. The Company believes that the size and non-recurring nature of the Belize sale, which accounted for 10% of the Company's fiscal 1997 sales, make it appropriate to state portions of the Company's operating results without reference to the Belize sale. For instance, excluding the Belize sale, approximately 10% of the Company's sales were from renewable energy sales in fiscal 1997, compared to 8% of sales in fiscal 1996; including the Belize sale, approximately 20% of the Company's sales were from renewable energy sales.

Real Goods Renewables markets its products through the REAL GOODS NEWS, currently being transformed into the REAL GOODS RENEWABLES CATALOG, a specific catalog mailed to the more sophisticated renewable energy buyer, as well as through the Company's own SOLAR LIVING SOURCEBOOK and other educational materials, and by direct sales. The Company's technical staff are fully trained in energy system sizing and specializes in designing solar systems of all sizes.

Real Goods Renewables offers power systems for the eco-tourism market and for remote homes using renewable sources of energy including photovoltaic (solar electric), hydroelectric and wind electric, as well as emerging renewable energy technologies such as hydrogen fuel cells and a new generation of photovoltaic cells. Real Goods Renewables endeavors to provide a broad array of appliances and other system components for most aspects of the independent power systems lifestyle. These products include battery storage systems, power conversion devices, charge controllers, meters, low voltage water pumping systems, solar and propane gas water heaters, high efficiency refrigerators, solar cooling devices, composting toilets and a wide variety of low-voltage household appliances.

The traditional markets for these power systems have been remote homes in excess of one-quarter mile from the power companies' lines in the United States and remote villages in third world countries. The Company believes it has assisted over 25,000 homes in making the transition to renewable energy primarily through solar systems. Market research in the solar energy field suggests that the domestic market for solar systems is growing at a rate of 10%-15% annually. However, the Company believes that the market for small scale solar electric systems in the developing third world market is increasing significantly.
The Company is seeking to serve the domestic remote home market directly and to develop strategic alliances to address the developing third world market through product sales and education. The Company believes that its renewable energy market will grow significantly in the near future.

     4. CONSUMER EDUCATION ACTIVITIES. The Company has traditionally emphasized consumer education as part of its mission, and continues to produce and sell a wide variety of educational materials. The Company's primary product for this market is its SOLAR LIVING SOURCEBOOK, a 700 page textbook that the Company periodically (now in its ninth edition) revises and which features all of the Company's renewable energy products. The SOLAR LIVING SOURCEBOOK is currently distributed by an independent publisher (Chelsea Green) as well as by the Company itself. The Company also markets many publications on specific aspects of renewable energy, conservation and sustainable living within its catalogs and in its retail stores. Additionally, the Company is continuing to develop educational materials and products through its Renewables Department. Currently the Company does not spend material amounts for research and development.

The Company has established a successful co-publishing relationship with Chelsea Green Publishers of Vermont. Through this relationship, thirteen books have been co-published bearing " Real Goods Independent Living Series" on the books' covers, including the Company's own SOLAR LIVING SOURCEBOOK. The Company believes that these co-publishing efforts have significantly boosted its position as an education leader in the sustainability movement.

In 1992, the Company established the Institute for Solar Living, which offers seminars each year for individuals on a variety of topics such as "Planning and Building Your Renewable Energy Home" and "Strawbale Construction." The seminars are taught by the Company's employees and by third-party industry specialists. The Company believes the Institute for Solar Living creates increased consumer awareness with regard to the Company's renewable energy products and integrates well with the Solar Living Center as a demonstration site. Although the Institute for Solar Living accounts for a modest portion of the Company's sales, it is a significant aspect of the Company's mission.

The Company has established a website (www.realgoods.com) which the Company believes to be both user-friendly and informative. The website provides the Company with an alternative avenue for offering its products and explaining its mission, history, programs and products. On the website the Company also maintains an innovative bulletin board for interested Shareowners and prospective stock purchasers to agree upon the purchase and sale of the Company's common stock without the intermediation of stock brokers. Transaction are without cost to purchasers and sellers pay only transfer fees. The Company received the approval of the Staff of the Securities and Exchange Commission for this program in June 1996, and this approval was the first of its kind. There can be no assurance that the Company will continue to offer this service to its Shareowners in the future.

B.  VENDORS

The Company currently purchases its products from a vendor base of more than 750 suppliers, none of which accounts for more than 5% of purchases. The Company's three largest purchases are from vendors who sell renewable energy products, including photovoltaics, appliances, and inverters. While there are many suppliers of these products, the Company has chosen to limit the majority of its renewable energy purchases to three vendors:
Solar Electric Specialties Company, a distributor of solar modules manufactured by Siemens Solar Industries; Photocomm, Inc., a distributor of solar modules and high efficiency refrigerators; and Trace Engineering, a manufacturer of inverters and other solar electric controls. The Company has developed long-term relationships with all three of these vendors. Because many of the renewable energy products are relatively new, the number of suppliers for these products can be limited, and the Company, from time to time, may face short-term dependencies upon certain manufacturers for these products. However, the Company believes it would not face long-term difficulties in securing alternate sources of supply for such products if it experiences an interruption in its current supply. The Company believes such an interruption would be brief and is not likely to have a material adverse effect on the Company's back orders and sales revenues for the period affected.

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

C.  SEASONALITY

The Company's revenues are not subject to the extreme seasonality experienced by certain other retailers, however, excluding the Belize sale, 40% of the Company's revenues are realized in the third quarter. Renewable energy products are also subject to seasonality, but the cycle for these products is the inverse of the environmental, conservation and gift products, which has lessened the effect of the holiday season on the Company's sales. The Company's fiscal year ends on March 31. Excluding the Belize sale, the Company's sales have generally increased sequentially over the term of the first, second and third fiscal quarters, and generally declined in the fourth fiscal quarter. It is possible that such seasonal effects will be increased if the Company's customer base continues to include a greater percentage of urban and suburban dwellers. The Company believes that current trends reflect (i) increased demands for its renewable energy products during the mild-weather months when its customers are more likely to undertake construction and major home improvement projects and
(ii) increased demand for environmentally related and gift products, similar to that generally experienced by conventional retailers, during the holiday season. (See: "Description of Business -- A. The Company's Markets".)

D. BACKORDERS; RETURNS

The Company's backorders are generally less than $100,000 at any one time. At March 31, 1997, backorders were $54,000, which was 4.7% of that month's catalog sales. At March 31, 1996 backorders were $27,000, which was 3% of that month's catalog sales. Backorders are considered healthy in certain other industries; however, in the mail order industry, backorders can be symptoms of inefficiency, lack of inventory or bad strategic planning or implementation, since they create both additional costs and risks of lost sales. The majority of the Company's Backorders arise when (i) vendors fail to deliver as promised, or (ii) sales are higher than anticipated. The Company attempts to keep its Backorders at any given time to less than 10% of its total orders; the Company believes this is the industry standard. However, the Company may experience fluctuations in backorder levels due to seasonal changes in demand, inventory levels and delivery from suppliers.

Although the Company does have a 90-day return policy for products returned by customers in their original condition, the Company has not historically experienced substantial product returns for its catalog segment. For fiscal 1997, returns of catalog sales were 5.1% of gross catalog sales, compared to 4.8% in the previous year. The Company believes that the hard goods catalog industry in general experiences returns of 5-6%.

E.  COMPETITION

In the sale of environmentally related products, the Company believes that it has many indirect competitors but few direct competitors; indirect competitors range from other catalog retailers selling similar products to specialty retailers and local hardware stores. The Company is currently testing a program to sell branded goods and is in the process of developing new and innovative proprietary products. There can be no assurance that the Company will ever sell material quantities of branded goods or proprietary products.

The Company has a number of competitors in the sale of renewable energy products, none of whom is known to the Company to be substantially larger than the Company. However, there can be no assurance that the resources or market positions of the Company's competitors in this area will not change.

In both product areas, the Company competes on the basis of price, selection and service. The Company has continued to work to improve its pricing through increased buying and improved vendor discounts. In fiscal 1997 the Company increased its presence at trade shows and plans to improve its product selection. To improve catalog customer service, the Company hired more in house staff and extended in house hours for a reduced reliance on outside operators for its telephone lines. The Company has also increased staff for RG Renewables.

The Company believes that its image is enhanced by the various accomplishments that it has made in achieving its mission, including the opening of the Solar Living Center demonstration site, the completion of the sale of the largest solar array in Latin America, the ninth edition of the Solar Living Sourcebook, the Company's increased presence on the Internet, the mission message in the national mail order catalogs and public relations efforts.

The Company has a membership program in which members pay a $50 fee to receive a designated newsletter with special pricing, closeout bargains and substantial additional information, as well as a 5% discount on all purchases. The Company's members order much more frequently and have a higher average order than the Company's other customers. In fiscal 1997 the membership program increased by approximately 24% to over 38,000 members. The Company is continuing to explore opportunities to enhance the membership program, including co-ventures with other like-minded mission-oriented companies.

F.  REGULATION

Although the Company believes that certain federal, state and local laws to promote energy conservation may encourage the purchase of its products, the Company also believes that most of its customers purchase its products for other reasons. The Company does not believe that it is subject to regulation other than regulations applicable to catalog vendors of comparable
products.   The Company does not believe that the costs and
effects of its own compliance with federal, state and local environmental laws are likely to be material. The Company does not generally seek or obtain governmental approval for the products it sells; rather, it believes that obtaining such approval is the responsibility of its vendors or the products' manufacturers. The Company has not, to its knowledge, been named in any environmental cause of action relating to its products or the sales thereof.

G.   EMPLOYEES

The Company currently has the full time equivalent of 100 employees. Of those employees, approximately 20 are employed at the Company's retail stores, 8 are employed at RG Renewables and approximately 72 are employed in Ukiah providing support to the catalog and corporate functions. As with many retailers, the Company increases its use of temporary employees during its third fiscal quarter to meet the increased demands of the holiday season. The Company believes its use of temporary employees
contributes to its ability to control overhead costs.   The
Company is not subject to any collective bargaining agreements, and the Company believes its relationships with its employees are good.

H.  TRADEMARKS

The Company has registered the trademark "Real Goods." In addition, the Company has a license to use the name "Earth Care" for recycled paper products. That license may be terminated under certain circumstances. The Company has submitted an application to register the name "Real Goods" in Japan. The Company does not believe that any other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are material to the business of the Company.


Item 2.   DESCRIPTION OF PROPERTIES.

The Company owns the 12-acre parcel in Hopland, California that is the site of the Solar Living Center and retail store. Hopland is located approximately 12 miles south of Ukiah, on US Highway
101, a major interstate highway.

The Company owns the Amherst, Wisconsin facility housing the Snow-Belt retail store. This property consists of a 5,000 square foot cold warehouse, a 3,000 square foot cold storage building and a 1,600 square foot office and retail store.

The Company currently leases its Ukiah, California operations facilities, which consist of a 15,300 square foot warehouse distribution center facility on a month-to-month lease. The Company's 13,790 square foot office/customer service/warehouse facility is leased through 1998.

The Company has a lease agreement expiring in 1999 for the 3,800 square foot retail store in Eugene, Oregon.

The Company's lease on its IBM RISC 6000, which is the computer system and portions of its telephone system, expires in fiscal
1998.

The Company believes that it maintains adequate insurance for its real and personal property.

Item 3.   LEGAL PROCEEDINGS.

The Company is not party to any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                  PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been eligible for over-the-counter trading since February 25, 1993. The Company's common stock was listed on the Pacific Stock Exchange on April 11, 1994 under the symbol RGT. Effective July 23, 1996, the Company's stock was listed on the NASDAQ SmallCap Market under the symbol RGTC. Effective July 1996, the Company's stock has traded on the Internet on a bulletin board at http://www.realgoods.com/ maintained by the Company. Between the Company's initial public offering in 1991 and the date listed on the Pacific Stock Exchange, trading in the Company's securities was extremely isolated because the Company's shares were traded only through a single broker offering a passive "bulletin board" matching service. The following chart sets forth the high and low actual sale prices of the Company's common stock for each quarter within the last three fiscal years, to the extent the Company is aware thereof.

                        Fiscal Year Ended March 31
                               High (Purchase)         Low (Sale)
                                  by Share              by Share


1996:
    First Quarter                      9                   8
    Second Quarter                     8-7/8               5-3/4
    Third Quarter                      7-1/4               5-1/8
    Fourth Quarter                     6                   5-1/2

1997:
    First Quarter                      8                   5-1/4
    Second Quarter                     7-7/8               6-1/8
    Third Quarter                      6-3/8               4-1/4
    Fourth Quarter                     6                   5-1/8

To the extent the Company is aware thereof, the prices on the foregoing table reflect the actual prices paid or received by the investors before commissions and taxes. There were 3,403,804 shares of the Company's common stock outstanding as of May 20, 1997. The Company had 5,333 shareowners of record as of May 1, 1997.

Item 6.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Sales

The Company reported the highest net sales in its history, $18,424,000 for fiscal 1997, an increase of 19% over fiscal 1996.
Net sales include a $2 million 100 kilowatt photovoltaic renewable energy sale to a resort in Belize. While the amounts of this sale distort some of the amounts and percentages set forth herein, they are included for completeness, and are excluded only when specifically so stated.

For the fiscal year ended March 31, 1997, without the Belize resort sale, net sales for the year were $16,463,000, up 7% from $15,432,000 from the previous year. Excluding the Belize sale, retail and renewable energy sales continued to grow as a percentage of total Company sales, and catalog sales decreased as a percentage of sales: catalog sales were 73% of sales, as compared to 78% in the prior year; retail store sales were 17% of sales, as compared to 14% in the prior year, and renewable energy department sales were 10% of sales, as compared to 8% in the prior year.

Catalog sales remained level at $11,968,000, compared to prior year sales of $11,972,000. The Company mailed approximately 17% more catalogs in fiscal 1997, or 6,300,000 compared to 5,400,000, primarily taking advantage of paper price declines in the third and fourth quarter. The Real Goods catalog showed a 12% increase in circulation, and an increase in dollars per book to $2.12 per book in fiscal 1997 from $2.04 per book in fiscal 1996. The remerchandised, re-positioned and expanded Earth Care catalog had a 35% increase in circulation, with dollars per book falling to $1.42 per book compared to $1.80 per book in fiscal 1996. The Company took advantage of the paper price decrease to mail the Earth Care catalog to additional prospect lists and implement long term growth plans for the title.

As the Company moved both the Hopland, California and Eugene, Oregon stores to larger quarters, retail store sales increased 26% to $2,754,000, compared to $2,181,000 in the previous fiscal year. The Company had 7,400 square feet of retail selling space during fiscal 1996. For 10 months of the current fiscal year there was 9,600 square feet of retail selling space. The Hopland store has been relocated to the Company's Solar Living Center, and the Eugene store has been relocated to a larger, more central location at a mall in downtown Eugene. Since November 1996, the Company has kept a small outlet store open in Ukiah all year; in fiscal 1996 the Ukiah store was open only from November through January.

Renewable energy sales, excluding the Belize sale, increased 37% to $1,693,000 compared to $1,237,000 in the previous fiscal year. The Company believes that Real Goods Renewables has shown a significant sales increase due to the department's increased staff levels, emphasis on customer service (including separate 800 lines), and utilization of a separate and more technical catalog, the Real Goods News, for the renewable energy customers. Due to increased staffing, Renewables has been able to pursue many new leads in both national and international markets, as well as in the expanding "eco-tourism" business.

Gross Profit

For fiscal 1997, gross profit amounted to $8,799,000, or 47.8% of sales, compared to gross profits of $7,426,000 or 48.1% of sales in the previous fiscal year. Overall gross profits as a percentage of sales was slightly lower due to the percentage of retail and renewable energy sales, including the Belize sale, increasing in comparison to catalog sales; renewable and retail sales traditionally have lower margins than catalog sales.

Catalog, retail and renewable energy sales all showed an improvement in gross margins over the previous fiscal year. Catalog sales had a gross profit of $6,373,000 or 53.2% of sales, compared to $6,151,000 or 51.4% of sales in the previous year, which was a $220,000 increase in margin on flat sales. Retail store sales had a gross profit of $1,096,000 or 39.8% of sales, compared to $839,000 or 38.4% of sales in the previous year. Renewable energy sales had a gross profit of $1,282,000 or 35% of sales, including the Belize sale, compared to $394,000 or 31.8% of sales in the previous year.

The gains in margins in all areas were attributed to the successful efforts to improve terms with vendors that allow for cash discounts, quantity discounts, and generally improved purchasing efficiencies.

Operating Expenses

Selling, general, and administrative expenses amounted to $8,133,000 or 44% of sales in fiscal 1997, compared to $7,745,000 or 50.1% of sales in the prior year. Operating expense increased only 5% in absolute dollars while sales increased 19% including the Belize sale, or 7% without the Belize sale. The Belize sale did not generate incremental operating expense. Labor and benefits increased only 2% on the sales increase, reflecting the Company's efforts to improve and streamline internal management. Catalog circulation increased by 15%, yet due to paper price declines experienced in the third and fourth quarters, overall catalog expense declined by 6%. Postage and freight expense increased 19%, reflecting the increased catalog circulation as well as increases by United Parcel Service in February 1996 and February 1997. The Company has experienced small reductions in postage costs since July 1996 due to favorable new postal reclassification regulations. The Company also continued to reduce outside consulting expenses, general expenses, and other variable costs. Depreciation increased $100,000, due to the completion of the Solar Living Center.

Earnings from operations were $666,000 for the year, compared to a loss of $319,000 in the previous year, representing a turnaround of $985,000. The Belize sale, improved margins, paper price reductions and improved operational efficiencies contributed to this dramatic improvement.

Interest

In fiscal 1997, interest expense was $103,000 and interest income was $23,000, resulting in a net interest expense of $80,000. In the previous fiscal year, interest income was $32,000 and interest expense was capitalized into the Solar Living Center construction project. The increased interest expense is due to the loans required to finance the Solar Living Center (see Note
5). Approximately $11,000 of the interest expense in fiscal 1997 was related to the line of credit. The Company largely uses its line of credit to increase inventory levels for the holiday season.

Income Taxes

Income taxes as a percentage of pretax income was 38% compared to a tax benefit at the rate of 34% for the previous year when the Company reported a loss. The Company believes that the applied tax rate accurately reflects its actual experience.

Earnings

The Company earned $586,000 before tax and had $363,000 net earnings in the current fiscal year, or $.11 per share. In fiscal 1996, the Company had a before tax loss of $287,000 and a net loss of $175,000 or $.05 per share. Current year profits are the highest annual results ever earned by the Company. These earnings represent a significant turnaround for the Company, as they follow the Company's first annual loss in fiscal 1996.

Management believes that the Belize sale, the improved margins particularly from catalog sales, the decreased paper costs in its third and fourth quarters, and improved internal operating efficiencies are to be credited with the earnings gain. The Company has remained committed to its mission of reducing waste and pollution and heightening environmental awareness by continuing to print catalogs on recycled paper, despite the 4% - 10% premium that it pays for recycled paper.

Liquidity and Capital Resources

During the fiscal year ended March 31, 1997, cash of $252,000 was provided by operations. Cash was increased by a decrease in prepaid purchases of $285,000 due to the effect in the prior year of a purchase for the Belize sale. Cash was decreased by a decrease in customer deposits of $585,000 due to the Belize deposit being recognized in sales in the current year.

The Company used $685,000 of cash largely for purchase of property, equipment and improvements related to the completion of its Solar Living Center.

Cash provided by financing activities was $677,000, primarily due to the Company completing its construction loan and entering into two long term debt agreements (see note 5) for $585,000 and $604,000 respectively. Cash of $115,000 was used in the repurchase of common stock (see Note 10).

The net effect of all of the Company's activities was to increase the Company's cash position to $513,000 at the end of the period from $270,000 at the beginning of the period.

The Company has secured a $1,500,000 line of credit for fiscal 1998 to use for seasonal fluctuations in inventory levels as well as operating expenses. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 1998.

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

A. CATALOG SALES. The mail order industry is susceptible to the ebb and flow of both retail industry trends and the general economy. While the Company could be a beneficiary of a trend which increases the popularity of the Company's products, that trend could also ebb away. Of approximately 350 products in each of the Real Goods and Earth Care color catalogs, 35% are new to those catalogs; there can be no assurance that the product selection will be effective. While the Company must incur catalog production and mailing costs, purchase inventory and staff up in preparation for customer responses in advance of need, if customer response is below management's expectations and the Company's gross income decreases, the Company's expenses cannot be reduced timely and proportionately. In addition, the Company will be reliant to some extent on the state of the general economy. An adverse economic environment could impact the mail order catalog industry as a whole. Finally, catalog companies seeking to increase revenues and their "house list" often "prospect" with rented lists; unwise or excessive prospecting can adversely affect operating results.

B. RETAIL STORES. There are substantial risks in store retailing, including poor location of retail stores, failing to identify consumer trends correctly, theft by customers and employees, poor financial controls, and losing customers to competitors. The Company is experimenting with retail store formats; there can be no assurance that any of those formats will be profitable, or, if profitable, replicatable. The Company is selling or closing its Amherst, Wisconsin store due to the store's failure to achieve the long term strategic objectives which the Company had for the store.

C. SOLAR LIVING CENTER. The Company's mission is to promote and inspire an environmentally healthy and sustainable future through its products, publications and educational demonstrations. The Company has spent approximately $3,000,000 to acquire the land for the Solar Living Center, landscape the land and construct it as a demonstration of many of the principles underlying the Company's mission and vision. Although the initial response has been extremely encouraging in both sales and number of visitors, there can be no assurance that the Solar Living Center, which opened in May 1996, will fulfill the Company's hopes to increase the public's awareness of the Real Goods mission, that the Company will ever realize a suitable return on its investment or that the Company will not incur a substantial loss from the Solar Living Center. The Solar Living Center is located on a flood plain.

D. SEASONALITY. As with nearly all retail enterprises, the Company's business is seasonal, and it customarily generates approximately 40% of its revenues in its third fiscal quarter which is the last calendar quarter of the year. The Company's execution in its third quarter is material to its financial success for a fiscal year. Poor third quarter results in any given year would adversely impact the Company to a greater absolute extent than poor results in any other quarter.

E. COMPETITION. The Company believes that as to certain of its products it operates in a niche presently too technical and application specific to interest the larger catalogs and that the Company's knowledge of its customers and vendors offerings enables it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. However, the Company is small compared to industry leaders. If one or more of the larger catalog retailers decides either to have a major renewable energy and conservation section in an existing catalog or to launch a comparable catalog, the Company's business could be adversely affected.

F. NEW INITIATIVES. The Company has undertaken test programs in Japan, in wholesale sales and in selling via the Internet, which may prove to be productive endeavors; however, there can be no assurance that any of them will be successful or, if they appear successful, that they will continue to be successful.

G. UNCONTROLLABLE EVENTS. The Company is subject to larger trends and events which are beyond the Company's control. For instance, a severe recession would decrease disposable income and the amounts people spend on non-essential products such as those the Company offers. If there is a war, earthquake, fire or similar event, the Company could be adversely impacted. While the Company carries reasonable insurance considering its size and economics, such insurance may not fully protect the Company from events which are beyond the Company's control. Any long term drop in energy prices could also reduce the attractiveness of certain of the Company's products; reciprocally, the Company could benefit from a long term increase in energy prices.

H. SALES TAXES. In 1992, the United States Supreme Court ruled that states may not impose taxes on out-of-state direct marketers, but it suggested that Congress could delegate that power. To date, there has been no congressional action. The Company collects sales tax only on sales made in California and, for so long as it operates the Snow-Belt store, Wisconsin. If the Congress does delegate the power to levy a sales tax and states do levy those taxes, the operations of the Company will likely be affected substantially because the Company's average order is relatively high and the combination of sales taxes with shipping charges may affect consumer buying decisions.

I. DEPENDENCE ON KEY PERSONNEL. The Company is substantially dependent on the continued services of John Schaeffer. The loss of Mr. Schaeffer's services for any substantial period of time is certain to have a material adverse impact on the Company. The Company maintains a $1,000,000 life insurance policy on Mr. Schaeffer. The Company does not anticipate acquiring disability insurance on Mr. Schaeffer.

J. DEPENDENCE ON CERTAIN SUPPLIERS. Including Foreign Suppliers. The Company carries approximately 350 articles in each color
catalog.   No more that 5% of the Company's sales arise from a
single product. Approximately 3% of the Company's sales are generated from products purchased directly from foreign countries. Accordingly, the Company is subject to both exchange rate fluctuations and possible disruptions in supplies for those products. The Company could also be vulnerable because 5% of its revenues derive from products purchased from a single supplier. However, there is at least one alternative supplier for each product in every case, and management believes that any such effect would be temporary.

K. COST INCREASES. For the portion of its sales derived from mail order catalogs, the Company is particularly susceptible to increases in paper prices and postal and shipping charges. In late 1994 and early 1995 paper prices increased dramatically, causing significant cost increases; those prices eased in 1996. There is an immediate effect on the Company's catalog marketing costs as a result of the paper market price fluctuations. Since paper capacity is relatively fixed, the Company believes that prices in this market are directly affected by the strength of the economy. Increased paper prices as well as increased mailing and shipping charges could substantially impact the Company's catalog growth and profitability. Decreased paper prices result in a more favorable mail order catalog market.

Postage costs are affected by price changes by the United States Postal Service and United Parcel Service. In early 1995, United States Postal Service prices increased and could increase in the future. In February 1996 and February 1997 United Parcel Service
increased rates.   The Company  does expect annual increases in
United Parcel Services's charges. The Company has experienced a small reduction in postage costs since the third quarter due to recently enacted postal reclassification regulations.

L.  CONTROL.  Because of his stock ownership position, John
Schaeffer will at all times have the ability to control the operations and strategy of the Company.

Item 7.  FINANCIAL STATEMENTS.

REAL GOODS TRADING CORPORATION

TABLE OF CONTENTS
                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                16

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996:

 Consolidated Balance Sheets                                17

 Consolidated Statements of Operations                      18

 Consolidated Statements of Cash Flows                      19

 Consolidated Statements of Shareowners' Equity             20

 Notes to Consolidated Financial Statements              21-27

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Real Goods Trading Corporation:

We have audited the accompanying consolidated balance sheets of Real Goods Trading Corporation and subsidiary (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareowners' equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Real Goods Trading Corporation and subsidiary as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements in fiscal 1996 the Company changed its method of accounting for certain inventory acquisition and distribution costs.

[S]DELOITTE & TOUCHE, LLP
   Deloitte & Touche, LLP

Oakland, California
May 9, 1997

                       REAL GOODS TRADING CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1997 AND 1996
                    (In thousands except share data)

                                                 1997       1996
ASSETS
Current assets:
      Cash                                      $  513     $  270
      Accounts Receivable, net of
          allowance of $6                          169        179
      Inventories                                2,112      2,139
      Deferred catalog costs, net                  383        403
      Prepaid expenses                             112        403
          Total current assets                   3,289      3,394

Property, equipment and improvements, net        3,347      2,936
Intangible assets and other assets, net            166        167
          Total assets                          $6,802     $6,497

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
      Accounts payable                          $  481      $ 575
      Accrued expenses                             304        345
      Customer deposits                             85        670
      Current maturities of long-term debt          37        387
      Deferred income taxes                         13         40
      Income taxes and other taxes payable          48         35
          Total current liabilities                968      2,052

Long-term debt                                   1,143         15
          Total liabilities                     $2,111     $2,067

Shareowners' equity:
     Common stock, without par value:
        Authorized 10,000,000 shares;
        Issued and outstanding, 3,403,804
        and  3,434,666 shares respectively       4,252      4,354
     Retained Earnings                             439         76
          Total shareowners' equity              4,691      4,430
          Total liabilities and shareowners'
                                     equity      $6,802    $6,497

              See notes to consolidated financial statements

                     REAL GOODS TRADING CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1997 AND 1996
                     (In thousands except share data)

                                             1997          1996
Net sales                                  $18,424       $15,432
Cost of sales                               (9,625)       (8,006)
      Gross profit                           8,799         7,426
Selling, general and administrative
      expenses                               8,133         7,745
Earnings (loss) from operations                666          (319)
Interest income (expense), net                 (80)           32
      Earnings (loss) before income taxes
      and cumulative effect of change
      in accounting principle                  586          (287)
Income tax benefit (expense)                  (223)           85
  Earnings (loss) before cumulative
  effect of change in accounting principle     363          (202)
Cumulative effect of change in accounting
  principle, net of tax (Note 2)                 -            27
  Net earnings (loss)                       $  363        $ (175)

Earnings (loss) per share of common stock:
     Before cumulative effect of change
     in accounting principle                 $0.11        ($0.06)
     Cumulative effect of change in
        accounting principle - accounting
        for certain inventory acquisition
        and distribution costs               $0.00         $0.01
     Net earnings (loss) per share           $0.11        ($0.05)

Weighted average shares used to compute
       earnings per share                3,418,089     3,435,167

              See notes to consolidated financial statements

                      REAL GOODS TRADING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1997 AND 1996
                             (In thousands)

                                                   1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss) before cumulative
  effect of change in accounting principle         $363    $(202)
Adjustments to reconcile net earning (loss)
  before cumulative effect of change in
  accounting principle to net cash provided
  by operating activities:
    Depreciation and amortization                   283      176
    Other                                           (27)      39
Changes in assets and liabilities:
    Accounts receivable                               9      (92)
    Inventory                                        27      110
    Deferred catalog costs                           20      189
    Prepaid expenses                                285     (299)
    Accounts payable                                (94)    (273)
    Accrued expenses                                (41)     172
    Income taxes and other taxes payable             13       13
    Customer deposits                              (586)     630

Net cash provided by operating activities           252      463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of land, equipment, and construction
   in progress                                     (673)  (1,411)

Purchase of other assets                            (23)
Proceeds from sale of equipment                      11        3
   Net cash used in investing
                 activities                        (685)  (1,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings                                        2,559      361
Proceeds from issuance of common stock               13      109
Repayment of debt                                (1,780)     (20)
Purchase of common stock                           (115)     (67)

Net cash provided by financing activities           677      383

Net increase (decrease) in cash                     243     (562)
Cash at beginning of period                         270      832
Cash at end of period                              $513     $270

Other cash flow information:
     Interest paid                                  99
     Income taxes paid                             233         1
Non cash investing/financing activities:
      Notes receivable cancelled upon
           repurchase of options                             (17)

              See notes to  consolidated financial statements

                      REAL GOODS TRADING CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                    YEARS ENDED MARCH 31, 1997 AND 1996
                             (In thousands)

                          COMMON STOCK
                                                          Total
                                          Notes           Share-
                         Number          Recieve Retained owners'
                        of Shares Amount   able  Earnings Equity
BALANCE, MARCH 31, 1995    3,422  $4,285  $ (17)  $  251  $4,519

Issuance of stock for:
    Bonuses                    1      10                      10
    Stock options exercised   18     109                     109

Repurchase of stock
     and stock options        (6)    (68)    17              (51)

Stock option compensation             18                      18

Net earnings                                        (175)   (175)
BALANCE, MARCH 31, 1996    3,435   4,354      -       76   4,430

Issuance of stock for:
     Bonuses                   1      10                      10
     Stock options exercised   1       3                       3

Repurchase of stock          (33)   (115)                   (115)

Net earnings                                         363     363

BALANCE, MARCH 31, 1997    3,404  $4,252  $   -   $  439  $4,691

               See notes to consolidated financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Real Goods Trading Corporation (the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, retail stores, and direct sales of its renewable energy department. The Company was organized on July 1, 1990.

Principles of Consolidation - In December, 1995 the Company's wholly owned subsidiary, Snow-Belt Energy Center, Inc. was merged into the Company. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snow-Belt. Intercompany transactions and balances have been eliminated.

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

Deferred Catalog Costs - The Company capitalizes the direct cost of producing and distributing its mail order catalogs. Deferred catalog costs are amortized based on the estimated sales lives of the catalogs.

Property, equipment and improvements are stated at cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

Pre-opening costs for retail stores are expensed as incurred.

Intangibles represent the excess of cost over tangible net assets acquired and are amortized over 5 years.

Income Taxes - The Company accounts for its income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in tax laws.

Earnings per share are computed based on the weighted average number of shares outstanding during the period.

Reclassification - Certain reclassifications have been made to the March 1996 amounts in order to conform to the March 1997 presentation.

Estimated Fair Value of Financial Instruments - Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to
Employees."

New Accounting Standards - In fiscal 1997, Real Goods adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS
No.121 establishes recognition and measurement criteria for impairment losses when the Company no longer expects to recover the carrying values of a long-lived asset. The adoption of SFAS No. 121 did not have a significant impact on the Company's financial statements.

Recently Issued Accounting Standard - In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (available to common shareowners) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.11 and ($.05) for the years ended March 31, 1997 and 1996 respectively. Diluted EPS and SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

2.  CHANGE IN ACCOUNTING PRINCIPLE

The Company changed its method of accounting for certain inventory acquisition and distribution costs to capitalize such costs into merchandise inventories to better match these costs with their related sales and to conform to the predominant industry practice. Previously, such costs were expensed as incurred. The cumulative effect on prior years of adopting this method was $27,000, which is included in 1996 net income. The effect of this accounting change was an increase in earnings for fiscal 1996 of $4,000.

3.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following at
 March 31 (in thousands):
                                                  1997      1996
      Land                                       $  490    $  262
      Land Improvements                             770
      Buildings and leasehold improvements        1,717       200
      Equipment, furniture and fixtures             902       798
      Construction in progress                       10     2,136
                               Total              3,889     3,396

     Less accumulated depreciation                 (542)    (460)
     Property, equipment and improvements, net   $3,347   $2,936

At the end of fiscal 1996, construction in progress related to the Solar Living Center (SLC), located in Hopland, California. The SLC is a twelve acre demonstration site of sustainable living practices and renewable energy systems and includes a retail store. The Solar Living Center was completed in May, 1996. $62,000 of interest was capitalized over a two year period in connection with this project.

4.  LINE OF CREDIT

On April 8, 1997, the Company entered into an extended line of credit agreement for $1,500,000 from National Bank of the Redwoods (the" Bank"). Borrowings bear interest at 1% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 8, 1998.

In fiscal 1997, the Company had a $1,000,000 line of credit with the Bank. Borrowings bore interest at 2% over the prime rate, and interest was payable monthly. That line was personally guaranteed by the Company's majority shareowner. On March 31, 1997, no amounts were outstanding on the Company's line of credit.

The extended line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's majority shareowner. The Company was in compliance with all covenants of the extended line of credit agreement as of March 31, 1997.

5.  DEBT

Long term debt consists of the following on March 31 (in
thousands):
                                                   1997      1996
National Bank of the Redwoods term loan,
     interest at prime plus .5%, payable
     through June 30, 2021                         $568

Small Business Administration term loan,
     interest at 7.77%, payable through
     September, 2016                                596

National Bank of the Redwoods construction
     loan, interest at prime plus 2%, paid
     June 1996                                                387

Other                                                16        15

            Total                                $1,180     $ 402


Short-term                                           37       387
Long- term                                        1,143        15

            Total                                $1,180      $402

Collateral for both term loans is a first deed of trust on the Hopland, California property.

Principal payments on long-term debt are as follows (in
thousands):
          Fiscal Year ending March 31:
          1998                                                $37
          1999                                                 54
          2000                                                 39
          2001                                                 41
          2002                                                 42
          Thereafter                                          966

                    Total                                  $1,180

6.  DISPOSITION OF ASSETS

The Company plans to sell or close its retail store in Amherst, Wisconsin during fiscal 1998, due to the failure of the store to achieve the long term strategic objectives that the Company had for the store. The Company does not anticipate that the sale or closure of this store will result in a loss.

7.  LEASES

The Company has operating leases for office, warehouse facilities, the Eugene store and certain equipment, which expire from 1997 through 2000. Rental expense for the years ended March
31, 1997 and 1996 was $158,000 and $264,000, respectively.

Future minimum annual lease payments under operating leases are as follows (in thousands):

Fiscal Year ending March 31:
          1998                                               $166
          1999                                                 43
          2000                                                 11
          2001                                                  5

              Total                                          $225

8.  INCOME TAXES

Income tax expense (benefit) consists of the following for the years ended March 31 (in thousands):
                                               1997         1996
          Current:
          Federal                                $196      $ (40)
          State                                    52          1

                   Total                          248        (39)
          Deferred                                (25)       (31)

                   Total                        $ 223      $ (70)

The provisions for income taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate.

The differences for each year are reconciled as follows (in
thousands):
                                                 1997     1996
Federal income taxes at statutory income
     tax rate (34%)                            $  199     $  (84)
State taxes net of federal tax benefit             33        (10)
Effect of nondeductible expenses                   13         13
Other                                             (22)        11

Provision                                      $  223       $(70)

The components of the net deferred tax liability at year-end are as follows (in thousands):
                                                 1997       1996
Deferred tax assets:
Accrued reserves                               $   23    $   23
Stock option compensation                          14         8
State income taxes                                  5         1
Other                                              24         -

    Total deferred tax assets                      66        32
Deferred tax liabilities:
Catalog costs                                     (73)      (63)
Other                                              (6)       (9)

Total deferred tax liabilities                    (79)      (72)

Net deferred tax liability                     $  (13)   $  (40)

9.  MAJORITY SHAREOWNER AGREEMENTS

The President and majority stockholder has a renewable one-year employment agreement with the Company which provides for an annual salary of $72,000. The President and majority shareowner has personally guaranteed the Company's line of credit agreement. (See Note 4.)

The Company has a split dollar life insurance agreement with its President, whereby the Company pays the premiums. The Company has been granted a security interest in the cash value and death benefit of the policy, and stock has been pledged as additional collateral during the period the premiums exceed the cash surrender value. The amount receivable at March 31, 1997 was $111,000.

10.  SHAREOWNERS' EQUITY

In September 1995 the Board of Directors approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of March 31, 1997, the Company had repurchased 9,184 shares at an average price of $5.34 per share.

In July 1996 the Company repurchased 30,000 shares of unregistered stock from its President and majority shareowner at a below-market price of $3.33 per share.

11. BENEFIT PLANS AND STOCK OPTIONS

In August 1992, the Company adopted the Real Goods Trading Corporation 401(k) Retirement Plan effective for the plan year commencing on January 1, 1992. The Plan does not require matching funds from the Company, and the Company has made no contributions.

Under the Company's Second Amended and Restated Fiscal 1993 Stock Incentive Plan (the "Plan") the Company can grant incentive and non-qualified options to purchase 600,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. As of March 31, 1997, options to purchase 233,700 shares were outstanding, and 26,100 had been exercised.

On March 3, 1997, the Board of Directors granted to all optionees under the Plan who surrendered their held options the same number of options with the same vesting provisions but at an exercise price which was both (i) five cents per share below the exercise price of the old options and (ii) at or above the current fair market value of the Company's stock on that date.

In June 1995 the Company reserved 50,000 shares of common stock for its Non-Employee Directors' Stock Option Plan (Director's
Plan). In May 1996 the Company amended and restated the Non-Employee Directors' Stock Option Plan and increased the plan to 100,000 shares. As of March 31, 1997, options to purchase 35,000 shares were outstanding and none had been exercised.

                                                         Weighted
                                            Number of    Average
                                              Shares     Exercise
                                          (in thousands)   Price
Outstanding at March 31, 1995                    325       $ 6.10

Granted                                          103         5.79
Exercised                                        (18)        5.10
Cancelled                                       (100)        8.38
Forfeited                                        (79)        5.10

Outstanding at March 31, 1996                    231         5.48

Granted                                          368         5.71
Exercised                                         (1)        7.00
Forfeited                                       (330)        5.43

Outstanding at March 31, 1997                    268        $5.40

Shares exercisable at March 31, 1997             136        $5.12
Shares available for grant at March 31, 1997     405
Range of exercise prices                        $5.05 to $7.12
Weighted average remaining contractual
               life at March 31, 1997              8 years

At March 31, 1997, 340,200 and 65,000 shares were available for future grants under the Second Amended and Restated Stock
Incentive Plan and Directors' Plan respectively.

Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No.25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements in fiscal 1997. In fiscal 1996, as some options had been previously granted at an exercise price below market, an expense of $31,000 was reflected in the financial statements.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculate values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected life, 60 months following investing; stock volatility, 26.18% in fiscal 1997 and fiscal 1996; risk free interest rate 6% in fiscal 1997 and fiscal 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are calculated at 50% expected rate, based on the Company's historical experience. If the computed fair values of the fiscal 1996 and fiscal 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net earnings would have been $345,000 or $.10 per share in fiscal 1997, and net loss would have been $183,000 or ($.05) per share in fiscal 1996. However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 have been excluded from the pro forma calculation; accordingly, the fiscal 1996 and fiscal 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.
                            PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to this Item is incorporated by reference to the information set forth under the headings "General Information Regarding Directors and Executive Officers," "Professional Experience of Executive Officers and Directors" and "Reports Required by Section 16(a)" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners.

Item 10.   EXECUTIVE COMPENSATION.

Information with respect to this Item is incorporated by reference to the information set forth under the headings
"Remuneration of Directors," "Compensation of Executive Officers" and "Employee Contracts, Employment Termination and Change
-in-Control Arrangements" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1997
Annual Meeting of Shareowners.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information with respect to this Item is incorporated by reference to the information set forth in the section entitled
"Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of
Shareowners.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item is incorporated by reference to the information set forth under the heading "Certain
Relationships and Related Transactions" under the section entitled " Board of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareowners.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Form 8-K filed dated April 25, 1996
         Form 8-K filed dated May 21, 1996.

    (b)  See Index to Exhibits following Signature Page.

                          ........................

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this June 10th day of 1997.

      REAL GOODS TRADING CORPORATION
              (Registrant)

By:[S]DONNA MONTAG, CHIEF FINANCIAL OFFICER
      Donna Montag, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                  Title                   Date

[S]DONNA MONTAG        Chief Financial Officer       May 20,1997
   Donna Montag

[S]JOHN SCHAEFFER            President/CEO           May 20,1997
   John Schaeffer

[S]STEPHEN MORRIS               Director             May 20,1997
   Stephen Morris

[S]JAMES T. ROBELLO             Director             May 20,1997
   James T. Robello

[S]LINDA FRANCIS                Director             May 20,1997
   Linda Francis

[S]JOHN LENSER                  Director             May 20,1997
   John Lenser

[S]BARRY REDER                  Director             May 20,1997
   Barry Reder


Item 13.  INDEX TO EXHIBITS.

Exhibit No.        Description

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

10.7**    License Agreement, as amended, between Sierra Club and
          Earth Care Paper Company, Inc.,
          and consent letter from Sierra Club to the Company

10.9***   Lease of 1670 West 7th Avenue, Eugene, Oregon

10.10**** Lease on 555 Leslie Street, Ukiah, California

10.11**** Loan Agreement between the Company and National Bank of the Redwoods dated April 4, 1995 and certain ancillary documents

10.12**** Split Dollar Agreement by and among the Company and John C. Schaeffer and the Trustee of the Schaeffer 1994 Irrevocable Trust dated May 15, 1995 and Assignment of Life Insurance Policy as Collateral by Trustee of the Schaeffer 1994 Irrevocable Trust

10.13**** Consulting Agreement with Stephen Morris

10.14**** Amended and Restated Real Goods Trading Corporation
          Fiscal 1993 Stock Incentive Plan

10.15**** The Real Goods Trading Corporation Non-Employee
          Directors' Stock Option Plan

10.16^ Loan Agreement between the Company and National Bank of the Redwoods dated April 8, 1997 and certain ancillary documents.

10.17^    Term Loan agreement between the Company and National
          Bank of the Redwoods, dated June 24, 1996 and certain ancillary documents.

10.18^   Term Loan agreement between the Company and Small
         Business Administration, dated June 17, 1996 and certain ancillary documents.

23.1^    Independent Auditors' Consent.

*      Incorporated by reference to the Company's Registration
Statement of Form 10-KSB filed with the Securities and Exchange
Commission on October 1, 1993.

**     Incorporated by reference to Amendment No. 1 to the
Company's Registration Statement on Form 10-KSB  filed with the
Securities and Exchange Commission on December 21, 1993.

***    Incorporated by reference to the Company's Form 10-KSB
filed with the Securities and Exchange Commission on June 29, 1994.

****   Incorporated by reference to the Company's Form 10-KSB
filed with the Securities and Exchange Commission on June 28, 1995.

^      Incorporated by reference to the Company's Form 10-KSB
filed with the Securities and Exchange Commission on June 11, 1997.