Form 10QSB
period 1997-06-30
REAL GOODS TRADING CORP
filed 1997-08-12
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                                FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 28, 1997
                                     OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                      Commission File No.   0-22524

                               REAL GOODS TRADING CORPORATION


(Exact name of small business issuer as specified in its charter)

       California                            68-0227324
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)      Number)

555 Leslie Street, Ukiah, California            95482
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

               Yes   X             No

As of July 25, 1997, there were issued and outstanding 3,403,804 shares of common stock of the issuer.

REAL GOODS TRADING CORPORATION

                                    INDEX


                                                             Page

Form 10-QSB Cover Page                                          1

Index                                                           2

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheet at June 28, 1997         3

   Condensed Consolidated Statements of Operations for the
   three-month period ended June 28, 1997                       4

   Condensed Consolidated Statements of Cash Flows for the
   three month period ended June 28, 1997                       5

   Notes to Condensed Consolidated Financial Statements         6

   Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations.               8

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                               10

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

                                                           June 28,
                                                             1997
ASSETS
Current Assets
   Cash                                                     $  612
   Accounts Receivable, net of allowance of $6                 121
   Inventories                                               2,046
   Deferred catalog costs, net                                 230
   Prepaid expenses                                            192
    Total current assets                                     3,201

Property, equipment and improvements, net                    3,366
Intangible assets and other assets, net                        157
    Total assets                                           $ 6,724

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                                        $   659
   Accrued expenses                                            272
   Customer deposits                                            88
   Current maturities of long-term debt                         37
  Deferred income taxes                                         13
  Income taxes and other taxes payable                         (20)
    Total current liabilities                                1,049
Long-term debt                                               1,134
    Total liabilities                                        2,183

Shareowners' equity
   Common stock, without par value: Authorized 10,000,000
   shares; Issued and outstanding 3,403,804 shares           4,252
   Retained Earnings                                           289
    Total shareowners' equity                               $4,541
    Total liabilities and shareowners' equity               $6,724

          See notes to condensed consolidated financial statements

                      REAL GOODS TRADING CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                (Unaudited)
                     (In thousands except share data)

                                           Three Months Ended

                                         June 28,       June 29,
                                           1997           1996
Net Sales                                 $3,219         $4,992
Cost of sales                              1,696          2,930

Gross Profit                               1,523          2,062
Selling, general and administrative
    expenses                               1,743          1,731

Earnings (loss) from operations             (220)           331
Interest income (expense), net               (30)             1
Earnings (loss) before income taxes         (250)           332

Income tax benefit (expense)                 100           (113)
Net earnings (Loss)                       $ (150)         $ 219

Net earnings (loss) per share             $(0.04)         $0.06

Weighted average shares used to
compute earnings per share             3,403,804      3,434,666

          See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                              Three Months Ended
                                             June 28,      June 29,
                                               1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                          $  (150)       $  219

Adjustments to reconcile net
earnings (loss) to net cash provided
by (used in) operating activities:
   Depreciation and amortization                  74            51
Changes in assets and liabilities:
   Accounts receivable                            48          (284)
   Inventory                                      66            91

   Deferred catalog costs                        153           185
   Prepaid expenses                              (80)          266
   Accounts payable                              179           239
   Accrued expenses                               12           136
   Income taxes and other taxes payable         (111)          113
   Customer deposits                               3          (542)
    Net cash provided by operating activities    194           474
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, equipment, and construction
in progress                                      (85)         (493)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                                     783
Repayment of debt                                (10)
Purchase of common stock                                         9
Net cash provided by (used in) financing
activities                                       (10)          792
Net increase in cash                              99           773
Cash at beginning of period                      513           270
Cash at end of period                          $ 612      $  1,043

         See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

               FOR THE THREE MONTH PERIOD ENDED JUNE 28, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 28, 1997 and June 29, 1996, and the interim results of operations and cash flows for the three months then ended. Certain reclassifications have been made in the June 1996 financial statements to conform to the June 1997 presentation.

Accounting policies followed by the Company are described in Note
1 to the audited financial statements for the fiscal year ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1996.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (available to common shareowners) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior periods, basic EPS would have been ($.04) and $.06 for the three months ended June 28, 1997 and June 29, 1996 respectively. Diluted EPS and SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("Reporting Comprehensive Income"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from the nonowner source; and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 3 - LINE OF CREDIT

On April 8, 1997 the Company entered into a $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 8, 1998. On June 28, 1997, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's majority shareowner. The Company was in compliance with all covenants of the extended line of credit agreement as of June 28, 1997.

NOTE 4 - STOCK OPTIONS

Under the Company's Second Amended and Restated Fiscal 1993 Stock Incentive Plan ( the "Plan") the Company can grant incentive and non-qualified stock options to purchase up to 600,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted and normally vest over five years from the date of grant. As of June 28, 1997 25,600 options had been exercised and options to purchase 340,700 shares were outstanding.

Under the Company's Amended and Restated Non-Employee Directors' Stock Option plan the Company can grant non-qualified options to purchase up to 100,000 shares of common stock. As of June 28, 1997, no options had been exercises, and options to purchase 35,000 shares were outstanding.

In September 1995, the Company announced that its Board of Directors had approved a stock repurchase program. The Company is authorized to repurchase up to $250,000 of common stock. As of June 28,1997, the company repurchased 6,284 shares at an average price of $5.50 per share.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of fiscal 1998 were $3,219,000, which was flat compared to $3,192,000 in the first quarter of the previous year if the $1.8 million sale in Belize is excluded. First quarter fiscal 1997 net sales were $4,992,000 including the $1.8 million 100 kilowatt photovoltaic renewable energy sale.

Catalog net sales for the quarter decreased by 8% to $2,103,000 compared to $2,280,000 in the previous year. Catalog circulation was flat at 1,235,000 compared to 1,243,000 in the previous year. Prospecting lists for the spring book did not respond as well as in the previous year, resulting in the lower response rate. Catalog sales were 65% of total sales in the first quarter of fiscal 1998, compared to 71% in the first quarter of fiscal 1997, excluding the Belize sale.

Retail store sales increased 12% to $644,000 for the first quarter, compared to $577,000 for the same period in the previous year. In fiscal 1997 the Solar Living Center came on line in May, and the Eugene store moved in the same month to a larger location. Retail sales were 20% of total sales in the first quarter of fiscal 1998, compared to 18% in the first quarter of fiscal 1997, excluding the Belize sale.

Renewable energy sales were $455,000, compared to $2,126,000 which included the $1,800,000 sale to the eco-tourism market, showing a
40% growth if the Belize sale were excluded.   The continuing
increase in sales is attributed to the Company's strategy to support the specialization of some of its sales staff in renewable energy sales, to increase customer service in this area, and to explore new marketing strategies for the department, including cultivating the international eco-tourism market. Renewable energy sales were 14% of total sales in the first quarter of fiscal 1998, compared to 10% of sales in first quarter of fiscal 1997, excluding the Belize sale.

Gross Profit

For the first quarter ended June 28, 1997, gross profit was 47.3% of sales, or $1,523,000, compared to gross profit in the prior year
period of 41.3% of sales, or $2,062,000.   Overall margins
increased due to the higher proportion of catalog and retail sales in overall sales, in comparison to the previous year which had included the large renewable energy sale. Additionally, margins increased due to the Company's continued success in improving purchasing efficiencies and improving terms with vendors.

Catalog sales had a gross margin of $1,098,000 or 52.2% of sales, compared to $1,182,000 or 51.8% of sales in the previous year. Retail store sales had a gross margin or $263,000 or 40.8% of sales, compared to $248,000 or 43% of sales for the previous year, primarily reflecting retail inventory markdowns due to the planned sale or closing of the SnowBelt store. Renewable energy sales had a gross margin of $146,000, or 32.1% of sales, compared to $622,000 or 29.3% of sales in the previous year including the Belize sale.

Operating Expenses

Selling, general and administrative expenses remained flat at $1,743,000 compared to $1,731,000 for the previous year. Due to lower paper prices, catalog marketing costs were lowered to 27% of catalog sales, compared to 29% in the previous year. These gains were offset by higher depreciation and general expenses including insurance.

Interest

The Company had $30,000 of net interest expense in the first quarter, compared to $2,000 of interest income in the previous year. The interest expense increase is due to the loans required to finance the Solar Living Center.

Earnings

The Company incurred a loss for the first three months of fiscal 1998 of $250,000 before tax, and a loss of $150,000 net of tax, or $ .04 per share, compared to earnings in the first quarter of fiscal 1997 of $332,000, and $219,000 net of tax or $ .06 per
share. The Company's first fiscal quarter, which ends at the end of June, is usually a weak quarter for the Company and historically has not been a profitable quarter. With the exception of the first quarter of fiscal 1997 due to the Belize sale, the Company generally experiences seasonal effects, with sales and earnings increasing in the first two quarters, and the largest gains in the Company's third quarter, which is the holiday season.

Income Tax Provision

The provision for income taxes was 40%, compared to the previous year's comparable period of 34%. The Company believes that the applied tax rate accurately reflects its projected rate for the year.

Liquidity and Capital Resources

During the three months ended June 28, 1997, cash generated from operations was $194,000, despite a net loss of $150,000, primarily due to a decrease in deferred catalog costs of $153,000 and an increase in accounts payable of $179,000. The Company used $85,000 largely to upgrade some computer and phone systems.

The net effect of all of the Company's activities was to increase cash to $612,000 at the end of the first quarter from $513,000 at the end of the fiscal year.

The Company has commenced an offering of 1,000,000 shares of common stock. The net proceeds of such offering are expected to provide the Company with resources primarily to expand the Company's retail presence, to build additional infrastructure and to retire indebtedness. If the offering is not successful, the Company will revise its retail expansion plans. In the absence of proceeds from the offering, the Company believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations for the next twelve months.

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

      Not Applicable

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REAL GOODS TRADING CORPORATION
                                             (Registrant)
                                     DATED: August 12, 1997

                                     by:[S]DONNA MONTAG
                                           Donna Montag
                                           Chief Financial Officer