Form 10QSB
period 1997-09-30
REAL GOODS TRADING CORP
filed 1997-11-12
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

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

                     Yes   X     No

As of November 3, 1997, there were issued and outstanding
3,508,001 shares of common stock of the issuer.

             REAL GOODS TRADING CORPORATION

                         INDEX
                                                             Page

Form 10-QSB Cover Page                                         1

Index                                                          2

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Condensed Consolidated Balance Sheet
    at September 27, 1997                                      3

    Condensed Consolidated Statements of Operations
    for the three-month and six-month periods ended
    September 27, 1997 and September 28, 1996                  4

    Condensed Consolidated Statements of Cash Flows
    for the six-month period ended September 27, 1997
    and September 28, 1996                                     5

    Notes to Condensed Consolidated Financial Statements       6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                8

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                 11

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

                          PART I
                    FINANCIAL INFORMATION

  Item 1.  Financial Statements

              REAL GOODS TRADING CORPORATION
            CONDENSED CONSOLIDATED BALANCE SHEET

                      (Unaudited)
            (In thousands except share data)

                                                  September 27,
                                                      1997
ASSETS
Current Assets
  Cash                                               $  332
  Accounts Receivable, net of allowance of $6           314
  Inventories                                         2,349
  Deferred catalog costs, net                           702
  Prepaid expenses                                      435
        Total current assets                          4,132

Property, equipment and improvements, net             3,402
Intangible assets and other assets, net                 123
        Total assets                                $ 7,657

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
  Accounts payable                                  $ 1,282
  Accrued expenses                                      300
  Customer deposits                                     611
  Current maturities of short term debt                  38
  Deferred income taxes                                  13
  Income taxes and other taxes payable                 (166)
       Total current liabilities                      2,078

Long-term debt                                        1,120

Shareowners' equity
  Common stock, without par value: Authorized
  10,000,000 shares;
    Issued and outstanding 3,408,001 shares           4,272
      Retained Earnings                                 187
       Total shareowners' equity                      4,459
       Total liabilities and shareowners' equity     $7,657

 See notes to condensed consolidated financial statements

              REAL GOODS TRADING CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                        (Unaudited)
               (In thousands except share data)

               Three Months Ended           Six Months Ended
              September    September      September   September
               27, 1997     28, 1996       27, 1997    28, 1996
Net Sales          $3,337       $3,287         $6,556     $8,279

Cost of sales       1,781        1,713          3,476      4,644

Gross Profit        1,556        1,574          3,079      3,635

Selling, general
and administrative
expenses            1,701        1,575          3,444      3,306

Earnings (loss)
from operations      (145)         ( 1)          (365)       329

Interest income
net of Interest
expense               (25)         (25)           (55)       (23)

Earnings (loss)
before income
taxes                (170)         (26)          (420)       306

Income tax
Benefit (expense)      68           (9)           168       (122)

Net Earnings
(loss)             $ (102)        $(35)        $ (252)     $ 184

Net Earnings
(loss) per share   $(0.03)       (0.01)        $(0.07)     $0.05

Weighted average
shares used to
compute earnings
per share       3,405,203   3,415,512       3,404,503  3,420,428

    See notes to condensed consolidated financial statements

              REAL GOODS TRADING CORPORATION
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                       (Unaudited)
                      (In thousands)

                                      Six Months Ended
                                   September 27,    September 28,
                                           1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                        $ (252)     $ 184
Adjustments to reconcile net
earnings (loss) to net cash
provided by (used in) operating activities:
  Depreciation and amortization               151        125
  Other                                        20         16
Changes in assets and liabilities:
  Accounts receivable                        (145)      (135)
  Inventory                                  (237)      (853)
  Deferred catalog costs                     (319)      (174)
  Prepaid expenses                           (323)        99
  Accounts payable                            801        760
  Accrued expenses                             (4)       (72)
  Income and other taxes payable             (214)       116
  Customer deposits                           527       (567)
  Net Cash (used in) Operating Activities       5        (50)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of land, equipment, and
construction in progress                     (197)      (580)
Purchase of other assets                                   7
Proceeds from sale of equipment
and other assets                               35
  Net Cash (used in) investing activities    (162)      (573)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings                                              1333
Proceeds from issuance of common stock                    13
Repayment of debt                             (23)
Purchase of common stock                                (100)
  Net cash provided by (used in)
  financing activities                        (23)     1,246

Net increase (decrease) in cash              (180)       172

Cash at beginning of period                   513        270

Cash at end of period                       $ 332     $  442

   See notes to condensed consolidated financial statements

              REAL GOODS TRADING CORPORATION
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (UNAUDITED)

        FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 27,
1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 27, 1997 and the interim results of operations for the three month and six month periods ended September 27, 1997 and September 28, 1996 and cash flows for the six months ended September 27, 1997 and September 28, 1996. Certain reclassifications have been made in the September 1996 financial statements to conform to the September 1997 presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1997.

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NEW ACCOUNTING PROUNCEMENTS

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior periods, basic EPS (loss) would have been $(0.03) and $(0.01) for the three months ended September 27, 1997 and September 28, 1996 respectively, and $(0.07) and $0.05 for the six months ended September 27, 1997 and September 28, 1996. Diluted EPS and SFAS 128 would not have been significantly different than primary EPS currently reported for the periods.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("Reporting Comprehensive Income"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from the nonowner source: and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 3 - LINE OF CREDIT

On April 8, 1997, the Company entered into a $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires April 8, 1998. On September 27, 1997, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the company's majority shareowner. The Company was in compliance with all covenants of the extended line of credit agreement as of September 27, 1997.

NOTE 4 - SHAREOWNERS' EQUITY

On August 11, 1997, the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares of a selling shareowner.

Through September 27, 1997, the Company had sold 100,000 shares of common stock for proceeds of $544,000. As the related stock had not been issued as of September 27,1997, the proceeds are included in deposits. The Company also owed $120,000 to the selling shareowner for shares sold by the selling shareowner and collected by the Company on this date, which is listed in accounts payable. The Company shares were issued in October, 1997. Additionally, as of September 1997 the Company had incurred costs of $235,000 related to the direct public offering, which are included as prepaid expenses

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the first six months of fiscal 1998 were $6,556,000, which was an increase of 3% compared to $6,347,000 in the first six months of the previous year excluding the non-recurring $2 million sale of a photovoltaic system for a resort in Belize in fiscal 1997. Including the Belize sale, net sales declined by 21 % from $8,279,000 in the previous year.
Since the Belize sale, the Company has separately discussed the results of its operations including and excluding the Belize sale.

Catalog net sales for the first six months were up 2% to $4,078,000 compared with $4,006,000 in the previous year. The Company attained the higher sales on fewer catalogs, as 9% fewer catalogs were mailed in the first six months, or 2,084,000 catalogs compared to 2,300,000 catalogs mailed in the same period of the previous year. Sales per catalog mailed increased to $1.88 per catalog, compared to $1.73 per catalog for the first six months of the previous year. Catalog sales were adjusted by those sales attributable to the Company's Skymall offering in order to more fairly present sales per book.

Retail store sales in the first six months increased 1% to $1,383,000 compared to $1,369,000 for the same period in the previous year. Unusual circumstance affected each store during comparable periods. On August 29,1997, the Company completed the sale of its Snow Belt store to two former employees. Sales in this store had not met Company expectations, and year to year comparisons were 40% below the previous year. The Hopland store moved to the Solar Living Center in May 1996, and the Eugene store moved to a downtown location in the same month. Sales at the Hopland store increased 21% in the six month period, and sales at the Eugene store increased 12% for the same period.

Renewable energy sales in the first six months increased 12% to $1,053,000, compared to $940,000 for the same six months, excluding the $2 million sale in Belize in fiscal 1997. The continuing increase in sales is attributed to the Company's strategy to support the specialization of some of its sales staff in renewable energy, increased customer service in this area, as well as doubling of the number of products included in the renewables catalog and a complete revamping of the catalog.

For the three months ended September 27, 1997, the Company's net sales increased 8% or $250,000 to $3,337,000 compared to $3,087,000 in the previous period excluding the Belize $200,000 bonus that was paid in the second quarter of fiscal 1997. Catalog net sales for the three months were up 14% to $1,974,000, compared to $1,727,000 for the same period in the previous year. Retail store sales for the three months were $739,000, a decrease of 7% from the previous year's sales of $792,000. Sales for the three months reflect comparable operations at the new locations of the Hopland and Eugene stores. Hopland store sales increased 15% in the three month period, and Eugene store sales increased 24% in the same period. The decline in retail sales was due to 64% lower sales in the period for the Snow Belt operation, which was sold in August 1997. Renewable energy sales increased 10% to $598,000 compared to $546,000 for the previous year, excluding the $200,000 bonus from the Belize sale.

GROSS PROFIT

For the first six months, gross profit rose to 46.97% of sales, or $3,079,000, compared to 43.91% of sales, including the Belize sale, or $3,635,000 for the first six months of fiscal 1997. Overall sales comparisons to the previous year decreased by 21%, yet margins declined by only 15%. Gross margins improved in all segments of the Company in the six month period, due to continuing efforts to improve purchasing efficiencies and terms with vendors.

For the six months ended September 27, 1997, catalog sales had a gross profit of $2,107,000 or 51.67% of sales, compared to $2,061,000 or 51.44% of sales for the previous period. Retail store sales had a gross margin of $562,000 or 40.61% of sales, compared to $555,000 of sales of 40.52% in the previous period. Renewable energy sales had a gross margin of 35.05% or $369,000, compared to 34.43% of sales or $989,000 for the previous period which included the Belize sale.

For the three months ended September 27,1997 gross profit decreased to 46.63% of sales, or $1,556,000, compared to 47.87% of sales, or $1,574,000. The prior year period includes a $200,000 bonus paid for the Belize sale. Catalog and retail sales showed improvements in gross margins over the same periods in previous year, and renewable energy sales were at a more historical rate in comparison to the pervious period that included the bonus for on time completion of the Belize sale. Catalog sales had a gross profit of $1,009,000 or 51.09% of sales, compared to $879,000 or 50.89% of sales for the previous period. Retail store sales had a gross margin of $299,000 or 40.47% of sales, compared to $307,000 or 38.7% of sales in the previous period. Renewable energy sales had a gross margin of $223,000 or 37.27% of sales, compared to $367,000 or 49.1% of sales in the previous year, distorted by the on time bonus.

OPERATING EXPENSES

Selling, general and administrative expenses were $3,444,000 for the six months ending September 27, 1997, compared to $3,306,000 for the previous year. The large renewable energy sale in the previous period distorts customary comparisons of expenses as a percentage of sales. Selling, general and administrative expenses amounted to $1,701,000 for the quarter, compared to $1,575,000 for the same period in the previous year.

Paper and postage costs remained at 24% of catalog sales despite the UPS strike, as there was stability in the paper markets, and the small reductions the Company has experienced due to favorable postal reclassification regulations. The Company spent $171,000 on advertising in the six months, compared to $72,000 in the previous year, largely in attempts to grow catalog sales through exploring other options to acquire names, particularly through Skymall. The Company also invested in its web site, and currently has a significant catalog and renewable energy sales site that has just begun to contribute to sales.

The sale of the Snow Belt store was concluded in the three month period, however the Company still owns the land and building. Additionally, a third retail store is scheduled to open in Berkeley, California in November. The Company has undergone some reorganizational and staffing up costs in preparation for this opening, as well as selling expenses in connection with the sale of Snow Belt.

INTEREST

The Company had $55,000 of net interest expense in the first six months, compared to $23,000 of net interest expense in the same period of the previous year. The interest expense increase is due to the loans required to finance the Solar Living Center.

EARNINGS

The Company had a before tax loss of $420,000 and a net loss of $252,000 or $0.07 per share for the first six months of fiscal 1998. In the previous year, the Company had before tax earnings of $306,000, and net earnings of $184,000 or $0.05 per share, which were due to the large Belize sale in the period, and were the largest ever reported by the Company for the first six months. For the three months ended September 27, 1997, the Company had a before tax loss of $170,000 with a net loss of $102,000, or $0.03 per share compared to a before tax loss of $26,000 and a net loss of $35,000 or $0.01 per share in the comparable prior year period. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, while sales and earnings fall in the fourth quarter.

INCOME TAXES

Income taxes as a percentage of pretax income was 40% for both six month periods. The Company believes that the applied tax rate accurately reflects its actual experience.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 27, 1997 cash of $5,000 was used by operations, primarily due to an increase in accounts payable of $801,000, which includes $120,000 payable to the selling shareholder, as well as an increase in customer deposits of $526,000 which includes receipts from the current direct public offering for shares not yet issued. These gains in operating cash were offset by increases in accounts receivable of $145,000, due to the sales to Skymall, inventory increases of $237,000 used to stock the Berkeley store, and increased deferred catalog costs of $319,000 due to slightly accelerated holiday mail dates. The Company's direct public offering generated $429,000 of cash and $235,000 expenses, as well as $120,000 in accounts payable and $544,000 of customer deposits.

Cash used in investing activities reflects the purchase of equipment of $197,000, offset by $35,000 received from the sale of Snow Belt equipment and other assets. Cash of $23,000 was used to repay debt.

The net effect of all of the Company's activities was to decrease cash by $180,000 at the end of the first six months from $513,000 at the end of fiscal 1997 to $332,000.

In August 1997 the Company commenced a direct public offering of 1,000,000 shares of common stock. The net proceeds of such offering are expected to provide the Company with resources primarily to expand the Company's retail presence, to build additional infrastructure and to retire indebtedness. In the absence of proceeds from the offering, the Company believes it can finance its operations for the next twelve months with available cash and the proceeds of bank borrowings. While the Company's line of credit matures in April, 1998, the Company does not anticipate any difficulty renewing the line of credit.

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

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         The Annual Meeting of shareowners of Real Goods Trading
         Corporation was held on August 16, 1997.
         The following persons were elected to serve as Directors of the Corporation for a term of one year or until their successors are elected and qualified:

CAPTION
                                                 Witheld, against
                                   For           and abstentions
       Linda Francis             3,043,035             6,617
       John Lenser               3,043,190             6,462
       Stephen Morris            3,043,035             6,617
       Barry Reder               3,042,692             6,960
       James Robello             3,041,894             7,758
       John Schaeffer            3,043,542             6,110

The number of shares issued, outstanding and entitled to vote at the meeting was 3,049,652.

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

                   REAL GOODS TRADING CORPORATION
                          (Registrant)

                      by:[S]DONNA MONTAG
                            Donna Montag/Chief Financial Officer

                   DATED: November 12, 1997