Form 10KSB
period 1997-12-31
REAL GOODS TRADING CORP
filed 1998-02-10
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997
                                   OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                     Commission File No.   0-22524

                     REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)

           California                        68-0227324
(State or other jurisdiction of          (IRS Employer
 incorporation or organization)           Identification Number)

 555 Leslie Street, Ukiah, California           95482
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:  (707)468-9292

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

                        Yes   X     No

As of February 2, 1998, there were issued and outstanding
3,768,998 shares of common stock of the issuer.

                     REAL GOODS TRADING CORPORATION

                                   INDEX

Page

Form 10-QSB Cover Page                                          1

Index                                                           2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    Condensed Consolidated Balance sheet at December 27, 1997   3

    Condensed Consolidated Statements of Operations for the
    three-month and nine-month periods ended December 27, 1997
    and December 28, 1996                                       4

    Condensed Consolidated Statements of Cash Flows for the
    nine month periods ended December 27, 1997 and December
    28, 1996                                                    5

    Notes to Condensed Consolidated Financial Statements        6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 8

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                  11

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

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                        REAL GOODS TRADING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                (Unaudited)
                      (In thousands except share data)


                                                     December 27,
                                                           1997
ASSETS
Current Assets:
 Cash                                                     $1,043
 Accounts receivable, net of allowance of $6                 360
 Inventories                                               2,653
 Deferred catalog costs, net                                 354
 Prepaid expenses                                            162
      Total current assets                                 4,572

Property, equipment and improvements, net                  3,558
Intangible assets and other assets, net                      121
      Total assets                                       $ 8,251

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
 Accounts payable                                         $  928
 Accrued expenses                                            486
 Customer deposits                                           206
 Current maturities of short term debt                        15
 Deferred income taxes                                        13
 Income taxes payable                                        (24)
      Total current liabilities                            1,624

Long-term debt                                               578
      Total Liabilities                                    2,202

Shareowners' equity
  Common stock, without par value: Authorized 10,000,000
  shares; issued and outstanding 3,748,028 shares          5,649
  Retained Earnings                                          400
      Total shareowners' equity                            6,049
      Total liabilities and shareowners' equity           $8,251

         See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)
                      (In thousands except share data)

               Three Months Ended               Nine Months Ended
              December 27, December 28, December 27, December 28,
                             1997       1996      1997      1996
Net sales                   $6,977    $6,932    $13,533   $15,211

Cost of sales                3,338     3,268      6,815     7,912

Gross profit                 3,639     3,664      6,718     7,299

Selling, general and
administrative expenses      3,266     3,071      6,710     6,377

Earnings from operations       373       593          8       922

Interest expense               (16)      (40)       (71)     (62)

Earnings (loss)
before income taxes            357       553        (63)      860

Income tax benefit (expense)  (143)     (221)        25     (344)

Net earnings (loss)         $  214     $ 332      $ (38)    $ 516

Net earnings (loss) per
share, basic and diluted    $ 0.06     $0.10     $(0.01)    $0.15

Weighted average shares
outstanding, basic       3,580,103 3,406,371  3,427,684 3,421,368

Weighted average shares
outstanding, diluted     3,742,677 3,542,371  3,586,036 3,557,368

    See notes to condensed consolidated financial statements

                        REAL GOODS TRADING CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (Unaudited)
                               (In thousands)

                                             Nine Months Ended
                                       December 27,  December 28,
                                               1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                          $  (38)        $516
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                  233          197
 Other                                                        21
 Changes in assets and liabilities:
 Accounts receivable                           (191)          12
 Inventory                                     (541)        (238)
 Deferred catalog costs                          29           32
 Prepaid expenses                               (50)         119
 Accounts payable                               447          993
 Accrued expenses                               127          (26)
 Customer deposits                              121         (591)
 Income and other taxes payable                 (16)         367
    Net cash provided by operating activities   121        1,402

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of land, equipment and
  construction in progress                     (434)        (621)
 Proceeds from sale of equipment
  and other assets                               35            7
    Net cash (used in) investing activities    (399)        (614)

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings                                                  788
 Proceeds from issuance of common stock, net  1,397           13
 Repayment of debt                             (589)
 Purchase of common stock                                   (110)
  Net cash provided by financing activities     808          691

Net increase in cash                            530        1,472
Cash at beginning of period                     513          270
Cash at end of period                        $1,043      $ 1,794

     See notes to condensed consolidated financial statements

                       REAL GOODS TRADING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

     FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 28, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 27, 1997 and the interim results of operations for the three and nine month periods ended December 27, 1997 and December 28, 1996 and cash flows for the nine months ended December 27, 1997 and December 28, 1996. Certain reclassifications have been made in the December 1996 financial statements to conform to the December 1997 presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements Included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements, including notes thereto, for the year ended March 31, 1997.

The results of operations for the three and nine month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NEW ACCOUNTING PROUNCEMENTS

During the quarter ended December 27, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Prior periods have been restated to conform with the requirements of SFAS 128. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (available to common shareowners) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("Reporting Comprehensive Income"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources: and No. 131 ("Disclosures about Segments of an Enterprise and Related Information"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

NOTE 3 - LINE OF CREDIT

On April 8, 1997, the Company entered into a $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1% over the prime rate, and interest is payable monthly. The line is personally guaranteed by the Company's majority shareowner. This agreement expires on April 8, 1998. On December 28, 1997, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the company's majority shareowner. The Company was in compliance with all covenants of the extended line of credit agreement as of December 27, 1997.

NOTE 4 - LONG TERM DEBT

On November 13, 1997, the Company repaid its loan from National
Bank of the Redwoods. $554,000 was outstanding on the loan on that date.

NOTE 5 - SHAREOWNERS' EQUITY
On August 11, 1997, the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares of a selling shareowner.

Through December 27, 1997, the Company had sold and issued
340,027 new shares of common stock , generating gross proceeds of $1,809,000, and had incurred costs of $433,000 related to the direct public offering.

Item 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Net sales for the first nine months of fiscal 1998 were $13,533,000, which was an increase of 2% compared to $13,250,000 in the first nine months of the previous year excluding the non-recurring $2 million sale of a photovoltaic system for a resort in Belize in fiscal 1997. Including the Belize sale, net sales declined by 11% from $15,211,000 in the previous year. Since the Belize sale, the Company has separately discussed the results of its operations including and excluding the Belize sale.

Catalog sales for the nine months were flat at $9,715,000, compared to $9,720,000 in the previous year. Catalog circulation for the nine months increased 5% over the previous year, with the third quarter mailing showing a 17% increase over the previous year.

Retail store sales in the nine months increased 3% to $2,300,000 compared to $2,238,000 for the same period in the previous year. The Company opened a retail store in Berkeley, California on November 20, 1997. Unusual circumstances affected each of the Company's stores during comparable periods. In August 1997 the Company completed the sale of its Snow Belt store to two former employees. Sales in this store had not met Company expectations. The Hopland store moved to the Solar Living Center in May 1996, and the Eugene store moved to a downtown location in the same month. Sales at the Hopland store increased 10% in the nine month period, and sales at the Eugene store increased 11% in the same period.

Renewable energy sales in the first nine months increased 13% to $1,466,000, compared to $1,292,000 for the same nine months, excluding the $2 million sale in Belize in fiscal 1997. The continuing increase in sales is attributable to the Company's strategy to support the specialization of sales staff and to increase catalog effort for this market.

For the three months, ended December 27, 1997, the Company's net sales were flat at $6,977,000 compared to $6,932,000 in the same period of the previous year. Catalog net sales for the three months were flat at $5,637,000 compared to $5,713,000. The Company had increased catalog circulation 17% in the
traditionally strong third quarter.   Retail store sales for the
three months increased 6% to $917,000, compared to $869,000 for the third quarter of the previous year. Sales for the three months reflect full comparable operations at the Hopland and Eugene stores, and 6 weeks of results for the Berkeley store, with the previous year including the results at the Snow Belt store. Hopland store sales decreased 8% in the quarter, and Eugene store sales increased 10% in the same period. Renewable energy sales increased 23% in the third quarter to $412,000, compared to $335,000 for the same quarter in the previous year.

Gross Profit

For the nine months, ended December 27, 1997, gross profit rose to 49.6% of sales, or $6,718,000 compared to 48% of sales including the Belize sale in the previous year, or $7,299,000. Sales comparisons for the previous year including the Belize sale, declined by 11%, yet margins declined by only 8%. Gross margins remained at improved levels in all segments of the Company in the nine month period, due to implemented improvements in purchasing agreements.

For the first nine months catalog sales had flat gross profits of $5,209,000 or 53.6% of sales, compared to $5,231,000 or 53.8% of sales for the same period in the previous year. Retail store sales increased 3% in the period, but margins increased by 5%. The retail stores had a gross profit of $941,000, or 40.9% of sales, compared to $898,000 or 40.1% of sales in the previous period. Renewable energy sales realized a gross profit of 35%, or $514,000 compared to $1,125,000 in the previous period.

For the three months ended December 27, 1997 gross profit remained flat at $3,639,000 or 52.2% of sales compared to $3,664,000 or 52.8% of sales for the same period in the previous year. Catalog sales had a gross profit of $3,103,000 or 55% of sales, compared to $3,170,000 or 55.4% of sales for the previous period. Retail store sales increased 6% in the three month period, yet gross profit increased 11%. Retail store sales had a gross profit of $380,000 or 41.4% of sales, compared to $343,000 or 39.4% of sales in the previous period. Renewable energy sales had a gross profit of $145,000 or 35.2% of sales, which is the more traditional margin compared to $136,000 or 40.5% of sales in the previous year.

Operating Expenses

Sales other than the Belize resort sale were up 2% for the nine months, but selling, general and administrative expenses increased 5% or $333,000 to $6,710,000, compared to $6,377,000 for the previous year. The Company spent $350,000 on advertising in the nine months, compared to $117,000 in the same period of the previous year, because of the net effect of initiatives to increase the house file, particularly through Skymall. The Company has higher fixed costs than in the previous year due to an increased retail presence.

Selling, general and administrative expenses amounted to $3,266,000 in the third quarter, which was an increase of 6% or $195,000 over the same period in the previous year of $3,071,000. With sales flat in for the quarter, earnings from operations were 5.3% of sales, compared to 8.5% in the third quarter of the previous year. The Company had internal reorganization costs due to a changing emphasis on retail and startup costs related to the opening the Berkeley store in the quarter.

Interest

Interest expense, net of interest income, was $71,000 for the nine month period, compared to $62,000 in the previous year. The
Company repaid a $554,000 loan in November (see Note 4).

Earnings

For the first nine months, the Company had a before tax loss of $63,000, and a net loss of $38,000 or $.01 per share, compared with earnings of $860,000 before tax, and $516,000 net of tax, or $0.15 per share the previous year that included the Belize sale. For the third quarter, the Company had earnings before tax of $357,000, and net earnings of $214,000 or $0.06 per share, compared to earnings before taxes of $553,000 and net earnings of $332,000 or $0.10 per share in the previous year. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, and falling in the fourth quarter.

Income Taxes

Income taxes as a percentage of pretax income was 40% for both nine month periods. The Company believes that the applied tax rate accurately reflects its actual experience.

Liquidity and Capital Resources

During the nine months ended December 27, 1997, cash of $121,000 was provided by operations, primarily due to an increase in accounts payable and accrued expenses of $574,000, offset by the increase in holiday inventory of $541,000. The Company invested $434,000 for the nine months, largely in fixtures for the Berkeley store as well as ongoing investments for upgrading computer equipment. Cash of $1,397,000 was received, net of issuance costs, through the Company's ongoing direct public offering, and $554,000 was used to repay an outstanding loan.

The net effect of all of the Company's activities was to increase cash to $1,043,000 at the end of the first nine months from $513,000 at the end of the previous fiscal year.

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

         Form 8-K filed dated December 30, 1997

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REAL GOODS TRADING CORPORATION
                                             (Registrant)

                              by:[S]DONNA MONTAG
                                    Donna Montag
                                    Chief Financial Officer

DATED: February  10, 1998