Form 10KSB
period 1998-03-31
REAL GOODS TRADING CORP
filed 1998-06-19
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                         FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 1998
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

Securities registered under Section 12(g) of the Exchange Act:
  Common Stock                        (Title of Class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X            No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB[ ].

State issuer's revenues for its most recent fiscal year.
$17,034,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60-days. $10,045,000 as of June 15, 1998. The number of shares of the issuer's Common Stock outstanding as of June 15, 1998 was 3,939,580.

             Documents Incorporated by Reference

     A portion of the Real Goods Trading Corporation's Proxy Statement for the 1998 Annual Meeting of Shareowners to be filed with the Commission on or before June 25, 1998 is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-KSB, the Real Goods Trading Corporation Proxy Statement for the 1998 Annual Meeting of Shareowners is not to be deemed filed as part of this report.
                              PART I

Item 1.   DESCRIPTION OF BUSINESS

Mission Statement: Through our products, publications and educational demonstrations, Real Goods promotes and inspires an environmentally healthy and sustainable future.

Introduction.   Real Goods Trading Corporation ("Real Goods" or
the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, direct sales, retail stores and its Internet web site
(www.realgoods.com).

The Company mailed catalogs under the names of Real Goods*, Earth Care*, Real Goods News, Post Consumer, and the renewable energy products catalog, Real Goods Renewables in fiscal 1998. The Company sells renewable energy products directly to its customers through its renewable energy department, Real Goods Renewables. The Company's retail stores are located in Hopland and Berkeley, California and Eugene, Oregon. The Company also moved a small outlet store from Ukiah to a site adjacent to its Berkeley store in January, 1998.

*Real Goods and Earth Care are registered trademarks owned or licensed by the Company.
The Company conducts consumer education activities through its "Institute for Solar Living", a seminar series, and creates educational products to support its renewable energy products. Each year the Company conducts an internal "eco-audit" as well as an annual "social audit" and publishes the results in its annual report to shareowners.

A.  THE COMPANY'S MARKETS

The Company serves several related market segments within the single line of business of specialty retailing. The "Environmentally Related Products Market," consists of consumers who wish to pursue simpler, more energy conserving, wholesome lifestyles with a belief in preserving the earth's resources in a sustainable manner. Consumers in this market tend to live in urban and suburban residences served by the conventional electric
utility power grid.   In fiscal 1998, the Company maintained two
differing color catalogs, the Real Goods Catalog containing products for energy conservation for the suburban household, and the Earth Care Catalog containing "soft goods" for gifts, clothing and household cleaning products. In the coming year the Company plans to eliminate the Earth Care catalog and offer two different Real Goods catalogs aimed at different consumer interests. The Company believes this plan will strengthen the Real Goods brand identity, clarify the Real Goods merchandising mission and create operating internal efficiencies.

The "Regional Retail Market" is served by the Company's retail stores, located in Hopland and Berkeley, California and Eugene, Oregon. Each of the three stores carries a majority of the products in the color catalogs but also carries environmental and clothing products as well as unique regional products. Each of the stores has a resident technician who is knowledgeable about renewable energy products, and displays that demonstrate renewable energy products. The Company's new outlet store in Berkeley, California, is used as a vehicle for reducing overstocks, returns and discontinued products.

The Company's original focus, the "Renewable Energy Market," consists of homeowners and others living and working without the benefit of the traditional electric company power grid and generating their own electricity. The Company has also identified eco-tourism as a promising sub market for its renewable energy sales. As the price of renewable energy products, particularly photovoltaic (solar electric) modules declines, this market has become more mainstream.

In conjunction with its product marketing efforts, the Company has always emphasized the "Consumer Education Market". The Company produces and sells a wide variety of educational materials through its catalogs and retail stores. The Company has a successful co-publishing relationship with Chelsea Green Publishers of Vermont. In 1992, the Company established the Institute for Solar Living, which offers educational seminars on a variety of topics. With the opening of the Solar Living Center in May 1996 the Company has a demonstration site for the Institute, as the retail store there has been built with sustainable building materials, including strawbale construction, and has many functioning renewable energy systems.

     1. ENVIRONMENTALLY RELATED PRODUCTS MARKET. The Company's mail order catalogs market energy saving conservation devices, environmentally related products durable tools, products for alternative health and educational and well-made gifts to urban and suburban dwellers. Approximately 71% of the Company's total sales in fiscal 1998 were derived from catalogs. The Company mailed approximately 6,417,000 catalogs in the current year, compared to 6,394,000 in the previous year.

The environmentally related products offered by the Company comprise a full spectrum of energy-efficient lighting equipment; high efficiency appliances; water saving devices such as low-flow showerheads, low-flush toilets and faucet aerators; recycled paper products including toilet paper, paper towels and facial tissue; household products; gift and cards and wraps. The Company also sell non-toxic household cleaning products, water and air purification devices, health-related products and durable tools to this same customer base.

In January 1997 the Company began a trial program offering a number of its catalog products on its Internet website. The Company believes that the Internet is consistent with the Company's mission to reduce the use of paper and fossil fuels. In March 1998 the Company began a beta test of "Tree Free", a program by which Internet users will foreswear catalogs and purchase the Company's offerings exclusively over the Internet. There can be no assurance that the Company will continue to use the Internet as a means of reaching potential customers in the future.

In the fall of fiscal 1998, the Company mailed catalogs to the Japanese market that had a Japanese order form. Although initial response was positive, the Company has postponed additional catalog mailings into the Japanese market due to economic uncertainties.

In April 1997, the Company participated in launching a commercial Internet site in Japanese that offered Real Goods products for sale. This project is continuing currently, and response supports the Company's belief in the broad based appeal of the Company's products in the Japanese market. There can be no assurance that the Company will successfully exploit foreign sales opportunities.

In January 1997 the Company began printing a wholesale catalog that offers a limited number of catalog products at attractive wholesale prices. The catalog is being distributed to inquirers and certain selected businesses, and many of the products that the Company imports directly are included in the offering. Although initial response to this limited offering has been encouraging, there can be no assurance that the Company will be successful at wholesale sales.

    2. REGIONAL RETAIL MARKET. The Company's retail stores serve as demonstration centers for the mail order catalog and renewable energy products. The Company markets energy saving devices, environmentally related products, educational and well-made gifts and unique regional products in each of its retail stores. In fiscal 1998, the Company's four retail stores accounted for 17% of total sales. The Company closed its Amherst, Wisconsin store in August 1997, and opened a store in Berkeley, California in November 1997. The Company opened an outlet store in Berkeley to a site adjacent to its Berkeley store in January 1998.

The Company ended fiscal 1998 with 14,300 square feet of retail space, which it had for the last four months of the fiscal year. The weighted average retail selling space for fiscal 1998 was 10,767 square feet, compared to a weighted average of 9,233 square feet in fiscal 1997.

The Solar Living Center, which opened in 1996 in Hopland, California, is a twelve acre demonstration site that is the home
of the Company's flagship store.   The 4,200 square foot store is
constructed of adobe-like covered rice straw bales and has a utility intertie system with the local utility, Pacific Gas & Electric Company. The Company's 10 kilowatt photovoltaic array and 3 kilowatt wind generator can seasonally produce more power than is necessary for the site; the Company sells the excess power back to PG &E. The Solar Living Center embodies the Company's core principles and provides an opportunity to demonstrate the practicality of living and working on a low consumption, environmentally sensitive and renewable energy basis. The site is immediately adjacent to Highway 101 in Hopland, California, and has to date been of interest both to residents of Northern California and to tourists who have made it a destination. Nearly 140,000 visitors came to the SLC in fiscal 1998, up from 100,000 visitors in the previous year. The Company believes that the Solar Living Center has the potential to be of strategic importance to the Company's future.

In addition to serving as a demonstration center for renewable energy products and catalog products, the Hopland store also offers retail products, some of which are unique to the Northern California bio-region. Many of these unique products are handmade or made in small quantities that are not suitable for mail order. About two thirds of the Hopland store's products are catalog and renewable energy items; one third are retail unique items.

In 1996 the Eugene, Oregon store moved from smaller quarters to a 3,800 square foot downtown location. The store carries a majority of the items in the catalogs as well as renewable energy products and provides full technical support for these products. The store is set in a low population area, where the Company believes there are potential renewable energy customers.

In November 1997, the Company began implementing its retail expansion strategy and opened a retail store in Berkeley, California. The 4,800 square foot Berkeley store serves as an urban demonstration center for the Company's catalog and renewable energy products and features hands on displays of solar, wind power and energy efficiency. The Company believes that the store will further the Company's mission of spreading renewable energy and sustainable living to a wider audience. In January 1998, the Company opened a 1,500 square foot outlet store adjacent to the Berkeley store. The Company intends to focus its clearance program through this store.

In August 1997 the Company sold its store in Amherst, Wisconsin which failed to achieve the long term strategic objectives which the Company had for the store. The Company is seeking to sell the land and building in which the store was located.

     3. RENEWABLE ENERGY PRODUCTS MARKET. Real Goods Renewables offers power systems for the eco-tourism market and for domestic remote homes using renewable sources of energy including photovoltaic (solar electric), hydroelectric and wind electric, as well as emerging renewable energy technologies such as hydrogen fuel cells and a new generation of photovoltaic cells. Real Goods Renewables endeavors to provide a broad array of appliances and other system components for most aspects of the independent power systems lifestyle. These products include battery storage systems, power conversion devices, charge controllers, meters, low voltage water pumping systems, solar and propane gas water heaters, high efficiency refrigerators, solar cooling devices, composting toilets and a wide variety of low-voltage household appliances.

The traditional customers for these power systems have been owners of remote homes in excess of one-quarter mile from the power companies' lines in the United States and remote villages in third world countries. The Company believes over 25,000 homes have used its products to migrate to renewable energy primarily through solar systems. However, the Company believes that the market for small scale solar electric systems in the developing third world market is increasing significantly. The Company is seeking to serve the domestic remote home market directly and to develop strategic alliances to address the developing third world market through product sales and education. The Company believes that its renewable energy market will grow significantly in the near future.

The Company has continued to emphasize the eco-tourism sub market, a well as foreign markets, and attributes a portion of the gain in sales in fiscal 1998 to sales from these markets, particularly in Brazil and Latin America.

President Clinton's new "million solar roofs" initiative has brought much interest in renewable energy to mainstream America. Currently the federal government is proposing tax credits for homeowners installing renewable energy systems. The Department of Energy continues to provide funds via Team UP funds for photovoltaic installations. The California Energy Commission is offering a renewable energy rebate program for homeowners who install utility intertie systems. The Company has offered assistance in fulfillment of the program requirements for its customers and is well positioned to take advantage of these offers.

Real Goods Renewables markets its products through the Real Goods Renewables Catalog, a technical catalog mailed to the more sophisticated renewable energy buyer, as well as through the Company's own Solar Living Sourcebook and other educational materials, and by direct sales. The Company's technical staff is fully trained in energy system sizing and specializes in designing solar systems of all sizes.

     4. CONSUMER EDUCATION ACTIVITIES. The Company has traditionally emphasized consumer education as part of its mission and continues to produce and sell a wide variety of educational materials. The Company's primary product for this market is the ninth edition of its Solar Living Sourcebook, a 700 page textbook that the Company periodically revises and which features all of the Company's renewable energy products. The Solar Living Sourcebook is currently distributed by an independent publisher (Chelsea Green) as well as by the Company itself. Over 100,000 copies of this book have been sold in over 44 English speaking countries. The Company also markets many publications on specific aspects of renewable energy conservation and sustainable living within its catalogs and in its retail stores. In fiscal 1998 the Company developed a series of educational booklets, the Solar Living Series, as well as several new portable power products through Real Goods Renewables. Currently the Company does not spend material amounts for research and development.

The Company has established a successful co-publishing relationship with Chelsea Green Publishers of Vermont. Through this relationship, fourteen books have been co-published bearing "Real Goods Solar Living Series" on the books' covers, including the Company's own Solar Living Sourcebook. The Company believes that these co-publishing efforts have significantly boosted its position as an education leader in the sustainability movement.

The Company has established a website (www.realgoods.com) which it believes to be both user-friendly and informative. The website provides the Company with an alternative avenue for offering its products and explaining its mission, history, programs and products. On the website the Company also maintains an innovative bulletin board for interested shareowners and prospective stock purchasers to agree upon the purchase and sale of the Company's common stock without the intermediation of stock brokers. Transactions are without cost to purchasers, and sellers pay only transfer fees. The Company received the approval of the Staff of the Securities and Exchange Commission for this program in June 1996, and this approval was the first of its kind. There can be no assurance that the Company will continue to offer this service to its shareowners in the future.

Currently in its seventh season, the Institute for Solar Living offers seminars each year for individuals on a variety of topics such as "Planning and Building Your Renewable Energy Home" and "Strawbale Construction." The seminars are taught by the Company's employees and by third-party industry specialists. The Company believes the Institute for Solar Living creates increased consumer awareness with regard to the Company's renewable energy products and integrates well with the Solar Living Center as a demonstration site. Although the Institute for Solar Living accounts for a modest portion of the Company's sales, it is a significant aspect of the Company's mission.

B.  VENDORS

The Company currently purchases its products from a vendor base of more than 750 suppliers, none of which accounts for more than 5% of the Company's purchases. The Company's ten largest vendors account for 33% of purchases. The four largest annual purchases are from vendors who sell renewable energy products, including photovoltaics, appliances, and inverters. While there are many suppliers of these products, the Company has chosen to limit the majority of its renewable energy purchases to four vendors:
Astropower, a distributor of solar modules; Solar Electric Specialties Company, a distributor of solar modules manufactured by Siemens Solar Industries; Photocomm, Inc., a distributor of solar modules and high efficiency refrigerators; and Trace Engineering, a manufacturer of inverters and other solar electric controls. The Company has developed long-term relationships with all four of these vendors. Because many of the renewable energy products are relatively new, the number of suppliers for these products can be limited, and the Company, from time to time, may face short-term dependencies upon certain manufacturers for these products. However, the Company believes it would not face long-term difficulties in securing alternate sources of supply for such products if it experiences an interruption in its current supply. The Company believes such an interruption would be brief and is not likely to have a long term material adverse effect on the Company's orders and sales revenues for the period affected.

The Company generally does not enter into long-term contracts with its suppliers because the Company believes that adequate alternative sources for most products exist and that it has greater flexibility to take advantage of competitive price fluctuations or improvements in technology or quality by not being obligated pursuant to long-term arrangements. As a result, there can be no assurance that the Company will not be subject to unanticipated cost increases or shortages of supply.

C.  SEASONALITY

Forty per cent of the Company's revenues are realized in the third quarter, which ends on December 31. Renewable energy products are also subject to seasonality, but the cycle for these products is the inverse of the environmental, conservation and gift products, which lessens the effect of the holiday season on the Company's sales. The Company's fiscal year ends on March 31. The Company's sales have generally increased sequentially over the term of the first, second and third fiscal quarters, and generally declined in the fourth fiscal quarter. It is possible that such seasonal effects will be increased if the Company's customer base continues to include a greater percentage of urban and suburban dwellers. The Company believes that current trends reflect (i) increased demands for its renewable energy products during the mild-weather months when its customers are more likely to undertake construction and major home improvement projects and
(ii) increased demand for environmentally related and gift products, similar to that generally experienced by conventional retailers, during the holiday season. (See: "Description of Business - A. The Company's Markets".)


D. BACKORDERS; RETURNS

Backorders are considered healthy in certain other industries; however, in the mail order industry, backorders can be symptoms of inefficiency, lack of inventory or bad strategic planning or implementation, since they create both additional costs and risks of lost sales. The majority of the Company's backorders arise when(i) vendors fail to deliver as promised, or (ii) sales are higher than anticipated. The Company's backorders are generally less than $100,000 at any one time. At March 31, 1998, backorders were $44,000, which was 4.6% of that month's catalog sales. At March 31, 1997 backorders were $54,000, which was 4.7% of that month's catalog sales. The Company attempts to keep its backorders at any given time to less than 10% of its total orders, which the Company believes is the industry standard. However, the Company may experience fluctuations in backorder levels due to seasonal changes in demand, inventory levels and delivery from suppliers.

Although the Company does have a 90-day return policy for products returned by customers in their original condition, the Company has not historically experienced substantial product returns for its catalog segment. For fiscal 1998, returns of catalog sales were 5.1% of gross catalog sales, the same percentage that they were in the previous year. The Company believes that the hard goods catalog industry in general experiences returns of 5-6%.

E.  COMPETITION

Within the catalog market, the Company is very small compared to industry leaders. The market for environmentally related products has grown, and the number of both large and small catalog retailers carrying these products has increased. The Company is in the process of merging its Earth Care catalog into its Real Goods catalog to consolidate the focus of its catalog efforts. The Company believes that this will present an opportunity to leverage the already strong Real Goods brand identity. Real Goods has also developed a small number of proprietary products. There can be no assurance that the Company will ever sell material quantities of branded goods or proprietary products.

In the renewable energy market, the Company operates in a niche presently too technical and application specific to interest the larger catalogs, and the Company's knowledge of its customer and vendor offerings enables it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. The Company believes that Internet vendors without technical support staff are underselling the Company's prices for common goods. There can be no assurance that the resources or market positions of the Company's competitors in this area will not change.

In the retail market, the Company is experimenting with retail store formats. In all three markets, the Company competes on the basis of price, selection and service. The Company has continued to work to improve its pricing through increased buying and improved vendor discounts. In fiscal 1998 the Company increased its presence at trade shows and plans to improve its product selection. To improve catalog customer service, the Company hired more in house staff and extended in house hours for a reduced reliance on outside operators for its telephone lines. The Company has also increased staff and telephone support for Real Goods Renewables.

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

The Company has a membership program in which members pay a $50 fee to receive a designated newsletter with special pricing, closeout bargains and substantial additional information, as well as a 5% discount on all purchases. The Company's members order much more frequently and have a higher average order than the Company's other customers. In fiscal 1998 the membership program increased by approximately 20% to approximately 49,000 members. The Company is continuing to explore opportunities to enhance the membership program, including co-ventures with other like-minded mission- oriented companies.

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

G.   EMPLOYEES

The Company currently has the full time equivalent of 113 employees. Of those employees, approximately 28 are employed at the Company's retail stores, 9 are employed at Real Goods Renewables and approximately 76 are employed in Ukiah providing support to the catalog and corporate functions. As with many retailers, the Company increases its use of temporary employees during its third fiscal quarter to meet the increased demands of the holiday season. The Company believes its use of temporary employees contributes to its ability to control overhead costs. The Company is not subject to any collective bargaining agreements, and the Company believes its relationships with its employees are good.

H.  TRADEMARKS

The Company has registered the trademark "Real Goods." In addition, the Company has a license to use the name "Earth Care" for recycled paper products. That license may be terminated under certain circumstances. The Company has submitted an application to register the name "Real Goods" in Japan. The Company does not believe that any other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are material to the business of the Company.
Item 2.   DESCRIPTION OF PROPERTIES.

As of May 15, 1998, the following was the description of the Company's properties:

The Company owns the 12-acre parcel in Hopland, California that is the site of the Solar Living Center and retail store. Hopland is located approximately 12 miles south of Ukiah, on US Highway
101, a major interstate highway.

The Company owns the Amherst, Wisconsin facility. This property consists of a 5,000 square foot cold warehouse, a 3,000 square foot cold storage building and a 1,600 square foot office and retail store. This property is listed for sale.

The Company currently leases its Ukiah, California operations facilities, which consist of a 15,300 square foot warehouse/distribution center facility on a month-to-month lease.
The Company's 13,790 square foot office/customer service/warehouse facility is leased through 1998.

The Company has a lease agreement expiring in 1999 for the 3,800 square foot retail store in Eugene, Oregon. The Company has a lease agreement expiring in 1998 for the 4,800 square foot retail store in Berkeley, California. The Company has a month to month lease for the 1,500 square foot Outlet store in Berkeley, California.

The Company believes that it maintains adequate insurance for its real and personal property.

Item 3.   LEGAL PROCEEDINGS.

On June 1, 1998, the Company was served with a Summons and Complaint in the matter of Intervention, Inc. v. Real Goods Trading Corporation in the Superior Court of the State of California in and for the County of Contra Costa, an action "on behalf of the general public" seeking an injunction against the Company under California business and Professions code Section 17200 and also seeking restitution of revenues and attorneys' fees. The Complaint alleges that the Company has engaged in unfair or fraudulent business acts or practices and/or unfair, deceptive, untrue or misleading advertising and unfair competition in connection with the marketing of the Transonic CIX TM, the Transonic 1000 TM and the Solar Mosquito Guard TM. The litigation has just commenced, and the Company is not able to predict the outcome at this time.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
                                   PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREOWNER MATTERS

The Company's common stock was listed on the Pacific Stock Exchange in April 1994 under the symbol RGT. The Company's common stock was listed on the Nasdaq SmallCap Market in July 1996 under the symbol RGTC. Effective July 1996, the Company's stock has traded on the Internet on a bulletin board at http://www.realgoods.com maintained by the Company. Effective January, 1998, the Company's stock was listed on the Chicago Exchange under the symbol RGT. The following chart sets forth the high and low actual sale prices of the Company's common stock for each quarter within the last two fiscal years, to the extent the Company is aware thereof.

TRADING INFORMATION

                                       Fiscal Year Ended March 31
                                                    High     Low
1997:
     First Quarter                                 8        5-1/4
     Second Quarter                                7-7/8    6-1/8
     Third Quarter                                 6-3/8    4-1/4
     Fourth Quarter                                6        5-1/8

1998:
     First Quarter                                 6 1/8    4-3/4
     Second Quarter                                6-3/4    4-5/8
     Third Quarter                                 6        4-1/4
     Fourth Quarter                                5-1/4    4-1/8

Item 6.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SALES

The Company reported an 8% decrease in net sales to $17,034,000 for fiscal 1998, compared to $18,424,000 for fiscal 1997, which included the $2 million 100 kilowatt photovoltaic renewable energy sale to a resort in Belize. While the amounts of this sale distort some of the amounts and percentages set forth herein, they are included for completeness and are excluded only when specifically so stated.

With the Belize resort sale excluded, net sales for fiscal 1998 increased 3% or $571,000, compared to $16,463,000 from fiscal
997. Excluding the Belize sale, catalog sales decreased to 71% of net sales, as compared to 73% in the prior year; retail store sales remained at 17% of net sales, with one store sold and one store and an outlet store added; renewable energy department sales grew to 12% of net sales, as compared to 10% in the prior year.

Catalog sales increased by $61,000 to $12,029,000, compared to prior year sales of $11,968,000. The Company mailed approximately the same number of catalogs in fiscal 1998, or 6,417,000 compared to 6,394,000, in the previous year. $496,000 of the Company's catalog sales were attributed to participation in an inflight magazine, Skymall, and not due to catalog circulation. The Company is merging its Earth Care catalog into its Real Goods catalog in fiscal 1999 to consolidate the focus of catalog efforts.

Retail store sales increased 6% to $2,910,000, compared to $2,754,000 in the previous fiscal year. The Company sold its Snow Belt store, and opened an urban demonstration center in Berkeley California, as well as an urban outlet store adjacent to its Berkeley store. The Company ended the fiscal year with 14,300 square feet of retail space, and a weighted average of 10,767 square feet of retail space for the fiscal year, compared to a weighted average of 9,233 square feet for the previous fiscal year, a 17% increase in retail square feet.

Renewable energy sales increased 21% to $2,041,000, compared to $1,693,000 in the previous fiscal year excluding the Belize sale. The Company has continued to pursue leads in the eco-tourism market, and while it has not realized any sales of the size of the Belize sale, it attributes a portion of this continued growth to growth in "eco-tourism" sales. The Company's renewable energy department is also well positioned to take advantage of government programs providing prelease incentives for renewable energy systems, and has done so in the past year. The improved and expanded Real Goods Renewables catalog also contributed to the sales increase.

GROSS PROFIT

For fiscal 1998, gross profit amounted to $8,198,000, or 48.1% of sales, compared to $8,799,000, or 47.8% of sales in the previous fiscal year. This gross profit is similar to what the Company has experienced in the past, as fiscal 1997 results were distorted by the Belize sale. Traditionally, retail and renewable energy sales have lower margins than catalog sales, and as these sales increase, the Company's margin will tend to decline.

Catalog sales had a gross profit of $6,287,000 or 52.3% of sales, compared to $6,373,000 or 53.2% of sales in the previous year. The Company increased its clearance offerings and new purchase incentives to inactive buyers in the current year in attempts to increase sales, recover lost customers and keep its inventory fresh. Retail store sales had a gross profit of $1,171,000 or 40.2% of sales, compared to $1,096,000 or 39.8% of sales in the previous year. The Company received more favorable terms with retail vendors as its buying power increased, which improved purchase costs. Renewable energy sales had a gross profit of $687,000 or 33.7% of sales, compared to $1,282,000 or 35% of sales, including the Belize sale, in the previous year.

OPERATING EXPENSES

Selling, general, and administrative expenses amounted to $8,562,000 or 50.3% of sales in fiscal 1998, compared to $8,133,000 or 44% of sales in the prior year, or 49.4% without the Belize sale. Base sales increased 3%, and operating expenses increased 5% over the previous year. The Company increased its advertising expense by $281,000 in the current fiscal year, due to its presence in the Skymall magazine in an effort to acquire new customers. Costs for the integration of retail operations into the Company, including consulting, additional personnel as well as startup charges for the Berkeley store were expensed in the fiscal year and contributed to the higher level of expenses in comparison to sales.

OTHER INCOME AND EXPENSE

In fiscal 1998, interest expense was $95,000 and interest income was $24,000, resulting in a net interest expense of $71,000. In the previous fiscal year, interest expense was $103,000 and interest income was $23,000, for a net expense of $80,000. Due to the repayment of one loan secured by the Solar Living Center, as well as lower usage of the line of credit, interest expense declined by year end. The Company also had higher interest income due to cash generated by its direct public offering that commenced in August 1997.

In fiscal 1998, the Company recorded a $30,000 write down of the land and building in Amherst, Wisconsin to reflect the estimated net realizable value. In the second quarter, the Company had recognized a $13,000 loss on the sale of the assets of the Snow Belt business.

INCOME TAXES

Income taxes as a percentage of pretax income (loss) was a tax benefit of 33% due to the Company's reported loss, compared to a tax rate of 38% for the previous year. The Company believes that the applied tax rate accurately reflects its actual experience.

EARNINGS

The Company had a before tax loss of $478,000 and a net loss of $322,000 or $0.09 per share. In the previous year, with the Belize sale, the Company had earnings of $586,000 before tax and
$363,000 net earnings, or $0.11 per share.   The current year
loss is only the second loss ever reported by the Company. Lower catalog revenue per book, an increase in clearance vehicles and one time offers resulting in a catalog margin decline, the Company's unsuccessful advertising program, and one time store opening costs and retail consolidation costs contributed to the loss. Management has restructured its catalog strategy, consolidated clearance at the outlet store, and improved efficiencies for retail to improve profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 1998, cash of $32,000 was provided by operations. Cash was provided by an increase in accounts payable of $245,000 as well as deposits of $361,000 (see
Note 9). Cash was used by a increase in inventory of $285,000.

The Company used $441,000 of cash for purchase of property, equipment and improvements, for both the Berkeley store as well as the Company's base business needs.

Cash provided by financing activities was increased $1,793,000 from the Company's direct public offering, and decreased by $596,000 for the repayment of one loan as well as loan payments
(see Note 4).

The net effect of all of the Company's activities was to increase the Company's cash to $788,000 at the end of the period from $513,000 at the beginning of the period.

The Company has secured a $1,500,000 line of credit for fiscal 1999 to use for seasonal fluctuations in inventory levels as well as operating expenses. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 1999.

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.
                            CERTAIN CONSIDERATIONS

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

A. CATALOG SALES. The mail order industry is susceptible to the ebb and flow of both retail industry trends and the general economy. While the Company could be a beneficiary of a trend which increases the popularity of the Company's products, that trend could also ebb away. Of approximately 350 products in each of the Real Goods color catalogs, 35% are new to those catalogs; there can be no assurance that the product selection will be effective. While the Company must incur catalog production and mailing costs, purchase inventory and staff up in preparation for customer responses in advance of need, if customer response is below management's expectations and the Company's sales decrease, the Company's expenses cannot be reduced timely and proportionately. In addition, the Company will be reliant to some extent on the state of the general economy. An adverse economic environment could impact the mail order catalog industry as a whole. Finally, catalog companies seeking to increase revenues and their "house list" often "prospect" with rented lists; excessive prospecting can adversely affect operating results.

B. RETAIL STORES. There are substantial risks in store retailing, including poor location of retail stores, failing to identify consumer trends correctly, theft by customers and employees, inadequate merchandise selection, inadequate financial controls, and losing customers to competitors. The Company is experimenting with retail store formats; there can be no assurance that any of those formats will be profitable, or, if profitable, replicatable. The Company has only limited experience with its new urban store format. The Company sold its Amherst, Wisconsin store in August 1997 due to the store's failure to achieve the long term strategic objectives which the Company had for the store.

C. SOLAR LIVING CENTER. The Company's mission is to promote and inspire an environmentally healthy and sustainable future through its products, publications and educational demonstrations. The Company has spent approximately $3,000,000 to acquire the land for the Solar Living Center, landscape the land and construct it as a demonstration of many of the principles underlying the Company's mission and vision. Although the initial response has been extremely encouraging in both sales and number of visitors, there can be no assurance that the Solar Living Center, which opened in May 1996, will fulfill the Company's hopes to increase the public's awareness of the Real Goods mission, that the Company will ever realize a suitable return on its investment or that the Company will not incur a substantial loss from the Solar Living Center. The Solar Living Center is located on a flood plain; the building at the Solar Living Center is covered by flood insurance and is above the 100 year flood mark.

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

E. COMPETITION. In the catalog market, the Company is small compared to industry leaders. If one or more of the larger catalog retailers decides either to have an environmental products section in an existing catalog or to launch a comparable catalog, the Company's business could be adversely affected. In addition, if the Company successfully identifies an unmet consumer need, the idea can be copied quickly by catalog retailers with greater buying power and greater numbers of catalogs in circulation. As to its renewable energy market, the Company believes it operates in a niche presently too technical and application specific to interest the larger catalogs and the Company's knowledge of its customers and vendors offerings enables it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. Finally, the options available on the Internet allow potential customers to obtain certain of the Company's value added services without a charge, and then purchase their goods more cheaply from less service oriented vendors.

F. NEW INITIATIVES. The Company has undertaken test programs in selling via the Internet, as well as a catalog strategy involving the mailing of discrete catalogs, which may prove to be productive endeavors; however, there can be no assurance that they will be successful or, if they appear successful, that they will continue to be successful.

G. UNCONTROLLABLE EVENTS. The Company is subject to larger trends and events which are beyond the Company's control. For instance, a severe recession would decrease consumers' disposable income and the amounts people spend on non-essential products such as those the Company offers. If there is a war, earthquake, fire or similar event, the Company could be adversely impacted. While the Company carries reasonable insurance considering its size and economics, such insurance may not fully protect the Company from events which are beyond the Company's control. Any long term drop in energy prices could also reduce the attractiveness of certain of the Company's products; reciprocally, the Company could benefit from a long term increase in energy prices.

H. SALES TAXES. In 1992, the United States Supreme Court ruled that states may not impose taxes on out-of-state direct marketers, but it suggested that Congress could delegate that power. To date, there has been no congressional action. The Company collects sales tax only on sales made in California. If the Congress does delegate the power to levy a sales tax and states do levy those taxes, the operations of the Company will likely be affected substantially because the Company's average order is relatively high and the combination of sales taxes with shipping charges may affect consumer buying decisions.

I. DEPENDENCE ON KEY PERSONNEL. The Company is substantially dependent on the continued services of John Schaeffer, its CEO and Chairman of the Board. The loss of Mr. Schaeffer's services for any substantial period of time is certain to have a material adverse impact on the Company. The Company maintains a $1,000,000 life insurance policy on Mr. Schaeffer. The Company does not anticipate acquiring disability insurance on Mr. Schaeffer.

J. NEW MANAGERS AND PERSONNEL. Subsequent to year end, the Company has added a new President and a new Retail Director and is actively recruiting a new Vice President of Merchandising. There can be no assurance that all of these new executives will be effective over the long term.

K. DEPENDENCE ON CERTAIN SUPPLIERS, INCLUDING FOREIGN SUPPLIERS. The Company carries approximately 350 articles in each color
catalog.   No more that 5% of the Company's sales arise from a
single product. Approximately 3% of the Company's sales are generated from products purchased directly from foreign countries. Accordingly, the Company is subject to both exchange rate fluctuations and possible disruptions in supplies for those products. The Company could also be vulnerable because 5% of its revenues derive from products purchased from a single supplier. However, there is at least one alternative supplier for each product in every case, and management believes that any such effect would be temporary.

L.  COST INCREASES.   For the portion of its sales derived from
mail order catalogs, the Company is particularly susceptible to increases in paper prices and postal and shipping charges. There is an immediate effect on the Company's catalog marketing costs as a result of the paper market price fluctuations. Since paper capacity is relatively fixed, the Company believes that prices in this market are directly affected by the strength of the economy. Increased paper prices as well as increased mailing and shipping charges could substantially adversely impact the Company's catalog growth and profitability. Decreased paper prices result in lower costs, but other catalog merchants may be encouraged to expand their mailings. Postage costs are also affected by price changes by the United States Postal Service and United Parcel Service. The Company does expect annual increases in United Parcel Services's charges.

M.  CONTROL.  Because of his stock ownership position, John
Schaeffer is likely to continue to have the ability to control the operations and strategy of the Company.
Item 7.   FINANCIAL STATEMENTS.

REAL GOODS TRADING CORPORATION

TABLE OF CONTENTS
                                                             PAGE


INDEPENDENT AUDITORS' REPORT                                  18

FINANCIAL STATEMENT AS OF AND FOR THE YEARS
ENDED MARCH 31, 1998 AND 1997:

Balance Sheets                                                19

Statements of Operations                                      20

Statements of Cash Flows                                      21

Statements of Shareowners' Equity                             22

Notes to Financial Statements                               23-29

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners

Real Goods Trading Corporation:

We have audited the accompanying balance sheets of Real Goods Trading Corporation (the "Company") as of March 31, 1998 and 1997, and the related statements of operations, shareowners ' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Real Goods Trading
Corporation as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

[S]DELOITTE & TOUCHE, LLP
Oakland, California
May 8, 1998
<\PAGE>
                         REAL GOODS TRADING CORPORATION
                                 BALANCE SHEETS
                           MARCH 31, 1998 AND 1997
                     (In thousands except share data)

                                                  1998       1997
ASSETS
Current assets:
    Cash                                       $1,301      $  513
    Accounts receivable, net of
      allowance of $6, respectively               210         169
    Inventories                                 2,336       2,112
    Deferred catalog costs, net                   439         383
    Prepaid expenses                              214         112
          Total current assets                  4,500       3,289

Property, equipment and improvements, net       3,509       3,347
Intangible assets and other assets, net           153         166
Income taxes receivable                           167
          Total assets                         $8,329      $6,802

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
    Accounts payable                           $  726      $  481
    Accrued expenses                              345         304
    Deposits                                      434          85
    Current maturities of long-term debt           17          37
    Deferred income taxes                          23          13
    Other taxes payable                            34          48
          Total current liabilities             1,579         968


Long-term debt                                    568       1,143
          Total liabilities                    $2,147      $2,111


Shareowners' equity:
   Common stock, no par value: Authorized
        10,000,000 shares; issued and
        outstanding, 3,857,215 and 3,403,804
        shares, respectively                    6,065       4,252
   Retained earnings                              117         439
          Total shareowners' equity             6,182       4,691
          Total liabilities and
               shareowners' equity             $8,329      $6,802

                      See notes to financial statements
                       REAL GOODS TRADING CORPORATION
                          STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1998 AND 1997
                      (In thousands except share data)

                                              1998        1997
Net sales                                     $17,034    $18,424
Cost of sales                                   8,836      9,625

    Gross profit                                8,198      8,799
Selling, general and administrative expenses    8,562      8,133

    Earnings (loss) from operations              (364)       666

Interest income (expense), net                    (71)       (80)
Loss on store disposition                         (43)

    Earnings (loss) before income taxes          (478)       586

Income tax benefit (expense)                       156      (223)
    Net earnings (loss)                        $  (322)    $ 363

Net earnings (loss) per share, basic            ($0.09)    $0.11
Net earnings (loss) per shares, diluted         ($0.09)    $0.10

Weighted average shares outstanding,
    basic                                    3,472,257 3,418,089

Weighted average shares outstanding,
    diluted                                  3,472,257 3,554,089

                      See notes to financial statements
                        REAL GOODS TRADING CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED MARCH 31, 1998 AND 1997
                               (In thousands)

                                                  1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                              $(322)    $363
Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                  314      283
    Loss on disposition of assets                   13
    Writedown of land and building to net
       realizable value                             30
    Other                                           30      (27)

Changes in assets and liabilities:
    Accounts receivable                            (56)       9
    Inventory                                     (285)      27
    Deferred catalog costs                         (56)      20
    Prepaid expenses                              (102)     285
    Income taxes receivable                       (167)
    Accounts payable                               245      (94)
    Accrued expenses                                41      (41)
    Other taxes payable                            (14)      13
    Deposits                                       361     (586)
       Net cash provided by operating activities    32      252

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of land, equipment, and
       construction in progress                   (494)    (673)
    Purchase of other assets                       (35)     (23)
    Proceeds from sale of equipment and
       other assets                                 88       11
       Net cash used in investing activities      (441)    (685)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings                                             2,559
    Proceeds from issuance of common stock, net  1,793        13
    Repayment of debt                             (596)   (1,780)
    Purchase of common stock                                (115)
       Net cash provided by financing activities 1,197       677

Net increase in cash                               788       243
Cash at beginning of period                        513       270
Cash at end of period                           $1,301     $ 513

Other cash flow information:
    Interest paid                                   88        99

    Income taxes paid                                1       233

                      See notes to financial statements

                        REAL GOODS TRADING CORPORATION
                                STATEMENTS OF
                                SHAREOWNERS
                                   ' EQUITY
                     YEARS ENDED MARCH 31, 1998 AND 1997
                               (In thousands)

                          Common Stock
                                                       Total
                     Number of           Retained    Shareowners'
                       Shares    Amount   Earnings      Equity

BALANCE, MARCH 31, 1996

                         3,435    $4,354    $  76        $4,430

Issuance of common stock for:

Bonuses                      1        10                     10

Stock options exercised      1         3                      3

Repurchase of stock        (33)     (115)                  (115)

Net earnings                                  363           363
                       _______    _______  _______       _______
BALANCE, MARCH 31, 1997  3,404    $4,252    $ 439        $4,691

Issuance of common
 stock for bonuses           4        20                     20

Issuance of common stock
 for direct public
 offering, net of
 offering costs of $598    449     1,793                  1,793

Net loss                                     (322)         (322)
                        ______    ______    _______      _______
BALANCE, MARCH 31, 1998  3,857    $6,065    $ 117        $6,182

                     See notes to financial statements
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Real Goods Trading Corporation (the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, four retail stores, and direct sales of its renewable energy department. The Company was organized on July 1, 1990.

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

DEFERRED CATALOG COSTS - The Company capitalizes the direct cost of producing and distributing its mail order catalogs. Deferred catalog costs are amortized based on the estimated sales lives of the catalogs, generally eighteen weeks.

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

EARNINGS PER SHARE - In the third quarter of fiscal 1997, the Company adopted SFAS 128, "Earnings per Share" (" SFAS 128"). SFAS 128 replaces current reporting requirements for earnings per share "EPS") and requires a dual presentation of basic and diluted PS. Basic EPS is computed by dividing net income by the weighted average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. Prior periods have been restated to conform to SFAS 128.

The following is a reconciliation of the Company's basic and diluted net earnings (loss) per share computations (in thousands except share data);
                                        Fiscal Year
                               1998                   1997
Basic earnings (loss)
     per share       3,472,257   $(0.09)     3,418,089    $ 0.11

Effect of dilutive
     stock options                             136,000    $(0.01)

Diluted earnings (loss)
     per share       3,472,257   $(0.09)     3,554,089     $0.10

Dilutive stock options were not included for the fiscal year ending March 31, 1998, as the Company incurred a net loss and the effect would be antidilutive.

RECLASSIFICATION - Certain reclassifications have been made to the prior period amounts in order to conform to the March 31,1998 presentation.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of
Financial Accounting Standard (" SFAS ") No. 107, "Disclosures
About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees."

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997 the Financial
Accounting Standards Board issued two new prouncements, SFAS No. 130 "Reporting Comprehensive Income" and SFAS
No. 131 "Disclosures about Segments of an Enterprise and Related
Information." SFAS No. 130 requires companies to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. SFAS No. 131 establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers.
Adoption of these new prouncements will not impact the financial position, results of operations or cash flows of the Company and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

2.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following at
March 31 (in thousands):
                                                  1998      1997
   Land                                         $  490    $  490
   Land Improvements                               782       770
   Buildings and leasehold improvements          1,705     1,717
   Equipment, furniture and fixtures             1,309       902
   Construction in progress                         10        10

         Total                                   4,296     3,889

   Less accumulated depreciation                  (787)     (542)
   Property, equipment and improvements, net    $3,509    $3,347

3.  LINE OF CREDIT

In April 1997, the Company entered into a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the" Bank"). Borrowings bear interest at 1% over the prime rate, and interest is payable monthly; additionally the Company pays a loan fee of .5%. The line is personally guaranteed by the Company's CEO and majority shareowner. In April 1998 the line of credit agreement was extended until April 1999. Borrowings bear interest at 1.5% over the prime rate, and there are no loan fees. At March 31, 1998 and 1997, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's majority shareowner. At March 31, 1998 and 1997, the Company was in compliance with all covenants of the line of credit agreement.

4.  DEBT

Long term debt consists of the following at March 31 (in
thousands):
                                                1998         1997
National Bank of the Redwoods term loan,
     interest at prime plus 2%, paid in                     $ 568
     November 1997

Small Business Administration term loan,
     interest at 7.77%, payable through
     September 2016                             583           596

Other                                             2            16

     Total                                   $  585       $ 1,180

Principal payments on long-term debt are as follows (in thousands):

        Fiscal Year ending March 31:

          1999                                               17
          2000                                               16
          2001                                               17
          2002                                               19
          2003                                               20
          Thereafter                                        496

                 Total                                   $  585

5.  DISPOSITION OF ASSETS

In August 1997 the Company completed the sale of the non-real property assets of its Amherst, Wisconsin store to two former employees for net proceeds of $88,000, and recorded a loss of $13,000 in exchange for inventory, accounts receivable and fixed assets of the business. A loss of $13,000 has been recognized in the September quarter. The Company is seeking to sell the land and building in which the store was located. At March 31, 1998, the Company recorded an additional loss of $30,000 on the land and building to reflect the estimated net realizable value.

6.  LEASES

The Company has operating leases for office, warehouse facilities, the Eugene and Berkeley stores and certain equipment, which expire from 1998 through 2001. Rental expense for the years ended March 31, 1998 and 1997 were $188,000 and $158,000, respectively.

Future minimum annual lease payments under operating leases are as follows (in thousands):

     Fiscal Year ending March 31:
          1999                                               81
          2000                                               12
          2001                                                5

                 Total                                    $  98

7.  INCOME TAXES

Income taxes consist of the following for the years ended March
31(in thousands):

                                                  1998      1997

          Current:
          Federal                                $(167)   $  196
          State                                      1        52

                  Total                           (166)      248
          Deferred                                  10       (25)

                  Total provision (benefit)     $ (156)    $ 223

The provisions for income taxes for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences for each year are reconciled as follows (in thousands):

                                                 1998       1997
Federal income taxes at statutory
     income tax rate(34%)                       $ (163)   $  199
State taxes net of federal tax benefit             (29)       33
Effect of permanent differences                    (33)       13
Valuation allowance                                 76
Other                                               (7)      (22)

Provision (benefit)                             $ (156)    $ 223

The components of the net deferred tax liability at year-end are as follows (in thousands):
                                                 1998        1997
Deferred tax assets:
Benefit of net operating loss carryforwards     $  76

Stock option compensation                          14         14
Reduction in cost of property                      11          5
Accrued reserves                                              23
Other                                               9         24
                                                  110         66
Less valuation allowance                          (76)

Non-current deferred tax asset                  $  34      $  66

Deferred tax liabilities:
Catalog costs                                     (78)       (73)
Accruals                                           27
Other                                              (6)        (6)

Current deferred tax liabilities                  (57)       (79)

Net deferred tax liability                     $  (23)    $  (13)

Because of the uncertain nature of their ultimate utilization, a valuation allowance is recorded against the deferred tax assets associated with the net operating losses. At March 31, 1998, the Company has available for carryforward approximately $147,000 and $302,000 of federal and state net operating losses for tax purposes. The federal and $40,000 of the state net operating losses will expire in 2013. The remaining state net operating losses expire in 2003.

8.  MAJORITY SHAREOWNER AGREEMENTS

The CEO and majority shareowner has a renewable one-year employment agreement with the Company which provides for an annual salary of $72,000.

The CEO and majority shareowner has personally guaranteed the Company's line of credit agreement.(See Note 3.)

The Company has a split dollar life insurance agreement with its CEO, whereby the Company pays the premiums. The Company has been granted a security interest in the cash value and death benefit of the policy, and stock has been pledged as additional collateral during the period the premiums exceed the cash surrender value. The net cash value at March 31, 1998 was $151,000, and is included in other assets.

9.SHAREOWNERS ' EQUITY

On August 11, 1997 the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares offered by a selling shareholder.

Through March 31, 1998, the Company had issued 449,214 new shares of common stock, generating gross proceeds of $2,391,000, and had incurred costs of $598,000 related to the direct public offering. The Company also has $276,000 in deposits for shares that were unissued on March 31, 1998.

The Company is authorized to repurchase up to $250,000 of common stock. No stock was repurchased in fiscal 1998. Through March 31, 1998, 9,184 shares had been repurchased and retired at an average price of $5.34 per share. In fiscal 1997, the Company also repurchased and retired 30,000 shares of unregistered stock from its CEO and majority shareowner at a below market price of $3.33 per share

10. BENEFIT PLANS AND STOCK OPTIONS

In August 1992, the Company adopted the Real Goods Trading Corporation 401(k) Retirement Plan effective for the plan year commencing on January 1, 1992. The Plan does not require matching funds from the Company, and the Company has made no contributions.

Under the Company's Second Amended and Restated Fiscal 1993 Stock Incentive Plan (the "Plan") the Company can grant incentive and non-qualified options to purchase 600,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding four years from the date of grant. As of March 31, 1998, options to purchase
309,200 shares were outstanding, and 26,100 had been exercised.

The Company has reserved 100,000 shares of common stock for its Non-Employee Directors' Stock Option Plan (Director's Plan). As of March 31, 1998, options to purchase 35,000 shares were outstanding and none had been exercised.

                                                         Weighted
                                                          Average
                                          Number of      Exercise
                                            Shares          Price
                                       (in thousands)
Outstanding at March 31, 1996                 231          $ 5.48

Granted (fair value of $1.90)                 249            5.71
Exercised                                      (1)           5.05
Forfeited                                    (211)           5.43

Outstanding at March 31, 1997                 268          $ 5.40

Granted (fair value of $1.47)                 129            5.23
Forfeited                                     (53)           5.21

Outstanding at March 31, 1998                 344          $ 5.37

Shares exercisable at March 31, 1998          180          $ 5.21
Shares available for grant at March 31, 1998  330
Range of exercise prices                     $5.05 to $7.12
Weighted average remaining contractual life
     at March 31, 1998                                 7.4 years

ADDITIONAL STOCK PLAN INFORMATION

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No.25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements in fiscal 1998.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: Expected life, 120 months following vesting in fiscal 1998, 60 months following vesting in fiscal 1997; stock volatility, 31.55% in fiscal 1998 and 26.18% in fiscal 1997; risk free interest rate 6% in fiscal 1998 and fiscal 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are calculated at a 50% rate, based on the Company's historical experience. If the computed fair values of the fiscal 1998 and fiscal 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $360,000 or $0.10 per share in fiscal 1998, and the pro forma net earnings would have been $314,000 or $0.09 per share in fiscal 1997. However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1998 and fiscal 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information with respect to this Item is incorporated by reference to the information set forth under the headings "General Information Regarding Directors and Executive Officers," "Professional Experience of Executive Officers and Directors" and "Reports Required by Section 16(a)" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners.

Item 10.   EXECUTIVE COMPENSATION.

Information with respect to this Item is incorporated by reference to the information set forth under the headings
"Remuneration of Directors," "Compensation of Executive Officers" and "Employee Contracts, Employment Termination and
Change-in-Control Arrangements" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1998
Annual Meeting of Shareowners.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information with respect to this Item is incorporated by reference to the information set forth in the section entitled
"Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of
Shareowners.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item is incorporated by reference to the information set forth under the heading "Certain
Relationships and Related Transactions" under the section entitled " Board of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareowners.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Form 8-K filed dated December 30, 1997
    (b)  Form 8-K filed dated May 7, 1998

    (b)  See Index to Exhibits following Signature Page.
                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this June 19th day of 1998.

                          REAL GOODS TRADING CORPORATION
                                   (Registrant)

                      By:[S]DONNA MONTAG
                            Donna Montag, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                   Title                    Date

[S]DONNA MONTAG         Chief Financial Officer           6/19/98
   Donna Montag

[S]JOHN SCHAEFFER       Chief Exectutive Officer          6/19/98
   John Schaeffer

[S]STEPHEN MORRIS               Director                  6/19/98
   Stephen Morris

[S]JAMES T. ROBELLO             Director                  6/19/98
   James T. Robello

[S]LINDA FRANCIS                Director                  6/19/98
   Linda Francis

[S]JOHN LENSER                  Director                  6/19/98
   John Lenser

[S]BARRY REDER                  Director                  6/19/98
   Barry Reder
Item 13.  INDEX TO EXHIBITS.

Exhibit No.         Description

 3.1*  Articles of Incorporation

 3.2*  Bylaws

10.1*  Form of Indemnification Agreement with Directors

10.10**** Lease on 555 Leslie Street, Ukiah, California


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

10.15**** The Real Goods Trading Corporation Non-Employee
          Directors' Stock Option Plan

10.18^ Term Loan agreement between the Company and Small Business
       Administration, dated June 17, 1996 and certain ancillary documents.

10.20 Loan Agreement between the Company and National Bank of the Redwoods dated April 7, 1998 and certain ancillary documents.

10.21  Asset Sales and Purchase Agreement for Snow Belt.

10.23  Lease of 1324 Tenth St., Berkeley, California.

10.24  Agreement with Ronald Zell.

23.2   Independent Auditors' Consent.

*      Incorporated by reference to the Company's Registration
       Statement of Form 10-KSB filed with the Securities and Exchange Commission on October 1, 1993.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on December
       1,1993.

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