Form 10QSB
period 1998-06-27
REAL GOODS TRADING CORP
filed 1998-08-10
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998 OR

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

                    Yes   X     No

As of July 27, 1998, there were issued and outstanding 3,955,160 shares of common stock of the issuer.

                  REAL GOODS TRADING CORPORATION
                            INDEX

                                                             Page

Form 10-QSB Cover Page                                         1

Index                                                          2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheet at June 27, 1998          3

Condensed Consolidated Statements of Operations for the
three-month periods ended June 27, 1998 and June 28, 1997      4

Condensed Consolidated Statements of Cash Flows for the
three month periods ended June 27, 1998 and June 28, 1997      5

Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.                           8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                   10

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

                        PART I
                 FINANCIAL INFORMATION

Item 1.  Financial Statements

             REAL GOODS TRADING CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEET
                     (Unaudited)
            (In thousands except share data)

                                                         June 27,
                                                           1998
ASSETS
Current Assets
   Cash                                                   $1,539
   Accounts Receivable, net of allowance of $6               169
   Note receivable from affiliate                             59
   Inventories                                             2,374
   Deferred catalog costs, net                               202
   Prepaid expenses                                          171
Total current assets                                       4,514

Property, equipment and improvements, net                  3,568
Intangible assets and other assets, net                      152
Income taxes receivable                                      289
     Total assets                                        $ 8,523

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                                      $   649
   Accrued expenses                                          338
   Customer deposits                                         507
   Current maturities of long-term debt                       17
   Deferred income taxes                                      23
   Other taxes payable                                        82
     Total current liabilities                             1,616

Long-term debt                                               564
     Total liabilities                                     2,180

Shareowners' equity
   Preferred stock, no par value;
     Authorized 1,000,000 shares;
     None issued or outstanding                                -
   Common stock, no par value:
     Authorized 10,000,000 shares;
     Issued and outstanding 3,955,160 shares               6,409

   Retained Deficit                                          (66)
     Total shareowners' equity                            $6,343
     Total liabilities and shareowners' equity           $ 8,523

     See notes to condensed consolidated financial statements

             REAL GOODS TRADING CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)
            (In thousands except share data)

                                              Three Months Ended
                                            June 27,     June 28,
                                             1998         1997
Net Sales                                    $3,055       $3,219
Cost of sales                                 1,699        1,696

   Gross Profit                               1,356        1,523
Selling, general and administrative expenses  1,681        1,743

   Loss from operations                        (325)        (220)
Interest and other income (expense), net         20          (30)
   Loss before income taxes                    (305)        (250)

Income tax benefit                              122          100
   Net Loss                                  $ (183)     $  (150)

Net loss per share                           $ (0.05)    $ (0.04)
Weighted average shares outstanding        3,910,008   3,403,804

     See notes to condensed consolidated financial statements

             REAL GOODS TRADING CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited)
                   (In thousands)

                                               Three Months Ended
                                             June 27,    June 28,
                                               1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                     $  (183)    $  (150)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Depreciation and amortization                  57          75

Changes in assets and liabilities:

   Accounts receivable                            41          48
   Note receivable from affiliate                (59)          -
   Inventory                                     (38)         66
   Deferred catalog costs                        237         153
   Prepaid expenses                               43         (80)
   Income taxes receivable                      (122)        (98)
   Accounts payable                              (77)        179
   Accrued expenses                              ( 7)        (32)
   Other taxes payable                            48          30
   Customer deposits                              73           3

Net cash provided by operating activities         13         194

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment, improvements,
   and construction in progress                 (115)        (85)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                 (4)        (10)
Sale of common stock                             344           -
Net cash provided by (used in)
   financing activities                          340         (10)

Net increase in cash                             238          99
Cash at beginning of period                    1,301         513
Cash at end of period                        $ 1,539       $ 612

     See notes to condensed consolidated financial statements

             REAL GOODS TRADING CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)

       FOR THE THREE MONTH PERIOD ENDED JUNE 27, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 27, 1998 and June 28, 1997, and the interim results of operations and cash flows for the three months then ended. Certain reclassifications have been made in the June 1997 financial statements to conform to the June 1998 presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 1998 included in the Company's fiscal 1998 Annual Report to Shareowners. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1998.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - LINE OF CREDIT

On April 7, 1998 the Company renewed its $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank") through April 7, 1999. Borrowings bear interest at 1.5% over the prime rate, interest is payable monthly, and there are no loan fees. The line is personally guaranteed by the Company's CEO and majority shareowner. On June 27, 1998, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's CEO and majority shareowner. The Company was in compliance with all covenants of the extended line of credit agreement as of June 27, 1998.

NOTE 4 - SHAREOWNERS' EQUITY

On August 11, 1997, the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares of a selling shareowner.

Through June 27, 1998, the Company had sold and issued 543,701 shares of common stock, generating gross proceeds of $2,907,000 and had incurred costs of $663,000 related to the direct public offering. As of the closing date of the offering on June 30, 1998, the Company had sold 677,000 shares for gross proceeds of $3.6 million with costs of approximately $675,000.

Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized, but unissued shares of preferred stock.

NOTE 5 -  LEGAL ACTION

The Company has been named as the defendant in a class-action suit, which alleges that, with respect to three products sold through the Company's catalogs, certain claims are deceptive, untrue or misleading. The suit seeks restitution for the amount of revenues derived from these products over the four years prior to this suit and attorney fees.

The Company intends to defend the matter aggressively. No reserves for this action have been established as of June 27, 1998.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales of $3,055,000 for the first quarter of fiscal 1999 were down 5% from the first quarter of fiscal 1998 of $3,219,000 primarily due to weaker Real Goods catalog sales and the elimination of the Earth Care catalog.


Catalog net sales in the first quarter of fiscal 1999 decreased by 20% to $1,752,000 from $2,103,000 in the first quarter of fiscal year 1998. The primary cause for this decrease was a lower response rate to the Company's Real Goods Catalog and a drop of $98,000 in revenue as a result of discontinuing the Earth Care catalog. Catalog sales were 57% of total net sales in the first quarter of fiscal year 1999 as compared with 65% in the first quarter of fiscal 1998.

Retail store net sales increased 18% to $762,000 from $644,800 in the first quarter last year. The primary cause for this increase was the addition of new retail and outlet stores (two separate but adjacent locations) in Berkeley, California in November 1997. These sales increases were offset by a small drop in sales at the flagship Hopland, California store and the closure of the Company's store in Amherst, Wisconsin in fiscal 1998. The Company is continuing to revise its retail store format and approach before implementing additional new stores. Retail sales amounted to 25% of total net sales in the first quarter of fiscal 1999 as compared with 20% of total net sales in the same period last year.

Renewable energy sales increased 19% to $540,000 in the first quarter of fiscal 1999 from $455,000 in the same period in fiscal 1998. The primary reason for this increase is the success of the Company's utilization of the incentive program being provided by the California Energy Commission in connection with the deregulation of California utilities. This program did not exist at the same time last year. Renewable energy sales amounted to 18% of total net sales in the first quarter of fiscal 1999 as compared with 14% of the total in the same period last year.

GROSS PROFIT

Gross profit for the three months ended June 27, 1998 was $1,356,000 or 44.4% of sales as compared with $1,523,000 or 47.3%
in the same period last year. Overall margins declined with the relatively lower proportion of catalog sales, which are historically the Company's most profitable area, and a higher proportion of low margin renewable energy sales in the first quarter of fiscal year 1999 as compared with the first quarter of the prior year.

Catalog sales had a gross profit of 48.7% or $853,000, for the first quarter of fiscal 1999 as compared with a gross profit of 52.2% or $1,098,000 for the same period in fiscal 1998. This drop of 3.5% in profitability reflects an increase in the cost of products sold and higher sales returns as compared with the same period in fiscal 1998. Retail stores' margins for the first quarter of fiscal 1999 were 40.4% or $308,000 and were roughly the same percentage of sales as that of the prior year, 40.8% or $263,000 respectively. Renewable energy sales had a gross margin of $195,000 or 36.1% of sales as compared to $146,000 or 32.1% of sales in the same period of the prior fiscal year. The increase in margin for renewable energy sales is a result of higher volume and better profit margins stimulated by the California Energy Commission Credits program.

OPERATING EXPENSES

Selling, general and administrative expenses were $1,681,000, or 55.0% of net sales and were relatively flat as a percentage of sales compared with the first three months of the prior year, $1,743,000 and 54.2%, respectively. This slight increase in percentage reflects percentage increases in the areas of labor, depreciation and fixed charges such as rent and training costs.

INTEREST EXPENSE AND OTHER INCOME

In the first quarter of fiscal 1999, the Company had net other income of $20,000 as compared with net interest expense of $30,000 in the first quarter of fiscal 1998. The income figure of $20,000 in fiscal 1999 consists of a gain on the sale of equipment; interest expense on the SBA loan for the Solar Living Center was offset by an equivalent amount of interest income on the direct public offering funds. In the same period last year, the $30,000 interest expense figure was composed of interest on the SBA loan and the credit line, the latter of which has since been repaid.

EARNINGS

For the first three months of fiscal 1999 the Company incurred a before tax loss of $305,000 and a net loss of $183,000, or $.05 per share compared to a before tax loss in the first quarter of fiscal 1998 of $250,000, and a net loss of $150,000 or $.04 per share.

The Company's first fiscal quarter, which ends at the end of June, is historically a weak quarter and is almost never profitable. The Company typically experiences a moderate degree of seasonality with sales and earnings building toward the third quarter (the holiday season) which is historically the Company's strongest quarter. Fiscal 1999 is a restructuring transition year and, based on current budgets, management does not expect it to be profitable.

INCOME TAX PROVISION

The provision for income taxes was 40% in both periods. The
Company believes that the applied tax rate accurately reflects its projected rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 27, 1998, cash generated from operations was $13,000 despite a net loss of $183,000 primarily due to a decrease in deferred catalog costs and an increase in customer deposits relating to the direct public offering. The Company used $115,000 to upgrade its main computer systems at its headquarters and it increased its cash position by $344,000 through the sale of stock in its direct public offering.

The net effect of these activities was to increase cash from $1,301,000 at March 31, 1998 to $1,539,000 at June 27, 1998.

The Company believes that cash from operations and available borrowings will be adequate to meet anticipated requirements for working capital, capital expenditures and debt service for the foreseeable future.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.

                          *****

                         PART II
                     OTHER INFORMATION

Item 1.   Legal Proceedings.

Incorporated by reference; see Note 5 - "Legal Action" in accompanying Notes to Condensed Consolidated Financial
Statements.

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

                                   REAL GOODS TRADING CORPORATION
                                           (Registrant)
                                      DATED: August 10, 1998

                                   by:[S]LESLIE B. SEELY
                                         Leslie B. Seely
                                         Chief Financial Officer