Form 10QSB
period 1998-09-26
REAL GOODS TRADING CORP
filed 1998-11-06
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 26, 1998
                              OR

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

Issuer's telephone number, including area code:(707)468-9292

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

                    Yes   X     No

As of October 30, 1998, there were issued and outstanding
4,080,742 shares of common stock of the issuer.

                 REAL GOODS TRADING CORPORATION

INDEX

                                                         Page

Form 10-QSB Cover Page                                      1

Index                                                       2

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Condensed Consolidated Balance Sheet at
September 26, 1998                                          3

Condensed Consolidated Statements of Operations
for the three and six months ended September 26,
1998 and September 27, 1997                                 4

Condensed Consolidated Statements of Cash Flows
for the six months ended September 26, 1998 and
September 27, 1997                                          5

Notes to Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.              8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                11

Item 2.  Changes in Securities.                            11

Item 3.  Defaults Upon Senior Securities.                  11

Item 4.  Submission of Matters to a Vote of
         Security-Holders.                                 11

Item 5.  Other Information.                                11

Item 6.  Exhibits and Reports on Form 8-K.                 11

         Signatures                                        12

                          PART I
                   FINANCIAL INFORMATION
Item 1.  Financial Statements

                REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (Unaudited)
                (In thousands except share data)

                                                September 26,
                                                      1998
ASSETS
Current Assets
   Cash                                              $1,684
   Accounts Receivable, net of allowance of $6          281
   Note receivable from affiliate                       111
   Inventories                                        2,562
   Deferred catalog costs, net                          405
   Prepaid expenses                                     166
        Total current assets                          5,209

Property, equipment and improvements, net             3,524
Intangible assets and other assets, net                 151
Income taxes receivable                                 357
        Total assets                                 $9,241

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                                  $1,027
   Accrued expenses                                     443
   Customer deposits                                    103
   Current maturities of long-term debt                  18
   Deferred income taxes                                 23
   Other taxes payable                                   42
       Total current liabilities                      1,656

Long-term debt                                          560
      Total liabilities                               2,216

Shareowners' equity
    Preferred stock, without par value;
    Authorized 1,000,000 shares;
    None issued or outstanding                            -

    Common stock, without par value:
    Authorized 10,000,000 shares;
    Issued and outstanding 4,080,742 shares           7,195
Accumulated Deficit                                    (170)
      Total shareowners' equity                      $7,025
      Total liabilities and shareowners' equity      $9,241

  See notes to condensed consolidated financial statements

             REAL GOODS TRADING CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)
            (In thousands except share data)

                    Three Months Ended      Six Months Ended
                    9/26/98    9/27/97    9/26/98    9/27/97
Net Sales           $3,534     $3,337     $6,589     $6,556

Cost of sales        2,014      1,781      3,713      3,476

Gross Profit         1,520      1,556      2,876      3,079

Selling, general
and administrative
expenses             1,701      1,701      3,382      3,444

Loss from operations  (181)      (145)      (506)      (365)

Interest income
(expense)net of
interest expense        9        (25)         29        (55)

Loss before
income taxes         (172)      (170)       (477)      (420)

Income tax benefit     68         68         190        168

Net Loss           $ (104)    $ (102)     $ (287)    $ (252)

Net Loss per share $(0.03)    $(0.03)     $(0.07)    $(0.07)

Weighted
average shares
outstanding     4,032,800  3,405,203   3,950,760  3,404,503

     See notes to condensed consolidated financial statements

                    REAL GOODS TRADING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                           Six Months Ended
                                  September 26,   September 27,
                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                              $ (287)         $ (252)
Adjustments to reconcile net
loss to net cash used in
operating activities:
   Depreciation and amortization         173             151

Changes in assets and liabilities:
   Accounts receivable                   (71)           (145)
   Note receivable from affiliate       (111)              -
   Inventory                            (226)           (237)
   Deferred catalog costs                 34            (319)
   Prepaid expenses                       48            (323)

   Income taxes receivable              (190)           (168)
   Accounts payable                      301             801
   Accrued expenses                       98              (4)
   Other taxes payable                     8             (46)
   Customer deposits                    (331)            527
Net cash used in operating activities   (554)            (15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, improvements,
and construction in progress            (205)           (198)
Proceeds from sale of equipment
and other assets                          19              35
Net cash used in investing activities   (186)           (163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                         (7)            (23)
Sale of common stock                   1,130              20
Net cash provided by (used in)
financing activities                   1,123              (3)

Net increase (decrease) in cash          383            (181)

Cash at beginning of period            1,301             513
Cash at end of period                $ 1,684           $ 332

 See notes to condensed consolidated financial statements

                 REAL GOODS TRADING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)
      FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 26, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 26, 1998 and the interim results of operations for the three and six months ended September 26, 1998 and September 27, 1997 and cash flows for the six months ended September 26, 1998 and September 27, 1997. Certain reclassifications have been made in the September 1997 financial statements to conform to the September 1998 presentation.

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

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income. SFAS No. 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. As the Company has no changes in net assets from non-owner sources, comprehensive income and net income are the same.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. This statement is effective for Company's fiscal year ending March 31, 1999.

NOTE 3 - LINE OF CREDIT

On April 7, 1998 the Company renewed its $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank") through April 7, 1999. Borrowings bear interest at 1.5% over the prime rate, interest is payable monthly, and there are no loan fees. The line is personally guaranteed by the Company's CEO and majority shareowner. On September 26, 1998, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's CEO. The Company was in compliance with all covenants of the extended line of credit agreement as of September 26, 1998.

NOTE 4 - SHAREOWNERS' EQUITY

On August 11, 1997, the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares of a selling shareowner. As of the closing date of the offering on June 30, 1998, the Company had sold 677,000 shares for gross proceeds of $3.6 million with costs of approximately $675,000. In a unanimous resolution on August 19, 1998 the Board of Directors approved the repurchase of up to $100,000 of the Company's outstanding Common Stock. As of September 26, 1998 the Company had repurchased and retired 3,900 shares at a total cost of $14,850.

On September 14, 1998 the Board of Directors amended all existing employee stock options to reduce the exercise price to $4.50 per share. In addition, further options for 242,000 shares were granted to key employees in conjunction with adoption of the Company's Strategic Plan for fiscal years ending March 31, 2000-2002.

Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized but unissued shares of preferred stock.

NOTE 5 -  LEGAL ACTION

The Company has been named as the defendant in a class-action suit, which alleges that, with respect to three products sold through the Company's catalogs, certain claims are deceptive, untrue or misleading. The suit seeks restitution for the amount of revenues derived from these products over the four years prior to this suit and attorney's fees.

The Company intends to defend the matter aggressively. No reserves for this action have been established as of September
26, 1998.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the first six months of fiscal 1999 were $6,589,000, which was slightly up from $6,556,000 in the first six months of the previous year. A drop in catalog sales was offset by increases in retail division and renewable energy division sales, reflecting the Company's strategic direction of placing more emphasis on retail stores.

Catalog net sales for the first six months of fiscal 1999 were down 13% to $3,536,000 compared with $4,078,000 in the previous year. The main reasons for the decrease were a lower response rate to the Company's Real Goods catalog and discontinuation of the Earth Care catalog. Catalog sales were 54% of total net sales in the first half of fiscal 1999, compared with 62% of total net sales in fiscal 1998.

Retail store sales in the first six months of fiscal 1999 increased 23% to $1,704,000 compared to $1,383,000 for the same period in the previous year. In August 1997, the Company sold its Snow Belt store, which accounted for $262,000 in sales in the first six months of fiscal 1998. Also, the Company opened a new store in Berkeley, CA, in November 1997 and it contributed $494,000 to the retail sales total in the first half of fiscal 1999. Sales at the Hopland store were down while sales at the Eugene, Oregon store increased.

Retail stores amounted to 26% of total net sales in the first half of fiscal 1999, compared with 21% of total net sales in the same period last year. The Company is continuing to examine and revise its retail store format prior to opening additional retail stores.

Renewable energy sales in the first six months of fiscal 1999 increased 28% to $1,349,000 compared to $1,053,000 for the same period in fiscal 1998. The primary reason for this increase is the consumers' utilization of the incentive program being offered through at least March 2002 by the California Energy Commission in conjunction with the deregulation of California utilities. This program did not exist last year. Renewable energy sales amounted to 21% of total net sales, compared with 16% in fiscal 1998.

For the three months ended September 26, 1998, the Company's net sales increased 6%, or $197,000 to $3,534,000 compared to $3,337,000 in the previous period. Net catalog sales for the three months were down 10% to $1,783,000 compared to $1,975,000 for the same period in the previous year for the reasons cited above. Retail store sales for the three months were $942,000, an increase of 28% over the previous year's sales of $738,000. Sales for the three months reflect comparable operations at the Hopland and Eugene stores. The increase in retail sales was due to stronger sales at Berkeley and Eugene and stronger demand for renewable energy products at these locations, in part stimulated by increasing concern for the potential Year 2000 (Y2K) computer uncertainties. Renewable energy sales increased 35% to $809,000 compared to $598,000 for the previous year.

GROSS PROFIT

For the first six months of 1999, gross profit dropped to 43.7% of sales, or $2,876,000, compared to 47.0%, or $3,079,000 of sales, for the first six months of fiscal 1998. The Company's gross margins decreased in the six month period, primarily due to increased cost of product, a relatively lower portion of catalog sales, historically the Company's most profitable segment, and a higher proportion of low margin renewable energy sales in the first half of fiscal 1999, compared with the first half of fiscal 1998.

For the first six months ended September 26, 1998, catalog sales had a gross profit of $1,743,000, or 49.3% of sales, compared to $2,107,000, or 51.6% of sales for the previous period. Retail store sales had a gross margin of $686,000, or 40.3% of sales, compared to $562,000 of sales, or 40.6% in the previous period. Renewable energy sales had a gross margin of 33.2%, or $448,000, compared to 35.1% of sales or $369,000 for the previous period.

For the three months ended September 26, 1998, gross profit decreased to 43.0% of sales, or $1,520,000, compared to 46.6% of sales, or $1,556,000 all for the reasons cited above. Catalog and retail sales showed decreases in gross profit over the same periods in the previous year, and renewable energy sales were at a more historical rate in comparison to the previous period. Catalog sales had a gross profit of $889,000, or 49.9% of sales, compared to $1,009,000, or 51.1% of sales for the previous period. Retail store sales had a gross profit of $379,000, or 40.2% of sales, compared to $299,000, or 40.4% of sales in the previous period. The decline in gross profit for retail is attributed to a much larger portion of retail sales being renewable energy product sales, compared with catalog product sales. Renewable energy sales had a gross profit of $253,000, or 31.3% of sales, compared to $223,000, or 37.3% of sales in the previous year.

OPERATING EXPENSES

Selling, general and administrative expenses were $3,382,000, or 51.3% of sales for the six months ending September 26, 1998, compared to $3,444,000, or 52.5% for the previous year. Selling, general and administrative expenses amounted to $1,701,000, or 48.1% for the quarter, compared to $1,701,000, or 51.0% for the same period last year.

The Company has been effective in controlling operating costs, despite first quarter increases that occurred in labor, depreciation, and fixed charges such as rent. Depreciation in the first half of fiscal 1999 was $173,000, compared with $151,000 in the previous year. Savings in operating expenses have been made in the areas of advertising, postage and freight, purchases of supplies and equipment, and interest expense.

INTEREST EXPENSE AND OTHER INCOME

The Company had $10,000 of net interest income in the first six months, compared to $55,000 of net interest expense in the same period of the prior year. The Company also had a gain of $19,000 on the sale of equipment in the first half of fiscal 1999.

EARNINGS

The Company had a before-tax loss of $477,000 and a net loss of $287,000, or $0.07 per share for the first six months of fiscal 1999. In the previous year, the Company had a before-tax loss of $420,000 and a net loss of $252,000, or $0.07 per share. For the three months ended September 26, 1998, the Company had a before-tax loss of $172,000 with a net loss of $104,000, or $0.03 per share, compared to a before-tax loss of $170,000 and a net loss of $102,000, or $0.03 per share in the comparable prior year. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, while sales and earnings fall in the fourth quarter.

INCOME TAX PROVISION

The provision for income taxes was 40% in both periods. The
Company believes that the applied tax rate accurately reflects its projected rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 26, 1998, $554,000 was used by operations primarily for inventory, receivables, income taxes receivable, and customer deposits. These increases in uses of cash were offset by increases in accounts payable and accrued expenses of $399,000. The Company's direct public offering generated net proceeds to the Company of $1,130,000 in the first six months of fiscal 1999. The Company spent $205,000 on capital assets and received $19,000 on the sale of assets in the first six months of fiscal 1999 compared with $198,000 spent on assets and $35,000 received from the sale of assets in fiscal 1998.

The net effect of all cash flows was a net increase to cash of $383,000 in the first half of fiscal 1999, compared with a net decrease in cash of $181,000 in fiscal 1998.

On June 30, 1998, the Company concluded its direct public offering, wherein it sold 677,000 shares out of a potential total of 1,000,000 shares. It raised a total of $2,900,000 net of expenses of approximately $675,000. The net proceeds are intended to be used to expand the Company's retail presence and improve its systems and infrastructure. The Company also has a $1,500,000 credit line (see Note 3) under which no amounts are outstanding.

The Company believes that current cash and cash flows from operations and available borrowings from the line of credit will be sufficient to meet anticipated requirements for working capital, capital expenditures, and debt service for the foreseeable future.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.

YEAR 2000 PREPAREDNESS

Real Goods is addressing the Year 2000 problem through a comprehensive evaluation of it's hardware, software, communications and key external vendors and suppliers. At November 1, 1998 the Company estimates that it has completed substantially all of the necessary hardware upgrades and a large portion of its software upgrades. Costs of the evaluation and upgrades approximate $150,000 and are being accomplished in the normal course of business as periodic software and hardware upgrades.

The Company is continuing its software upgrades and vendor evaluations and certifications. The Company's Year 2000 initiatives are on schedule and no major problems have been encountered to this time. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are no limited to, the availability of and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

Not Applicable.

Item 3.   Defaults Upon Senior Securities.

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of shareowners of Real Goods Trading
Corporation was held on August 15, 1998. The following persons were elected to serve as Directors of the Corporation for a term of one year or until their successors are elected and qualified:

                                         Withheld, against
                           For            and abstentions
Linda Francis             3,001,210          938,370
John Lenser               3,002,307          937,273
Stephen Morris            3,003,464          936,116
Barry Reder               3,001,473          938,107
John Schaeffer            3,001,105          938,475
Sam Salkin                1,808,612 *              *

 *Proxy holder elected not to cast proxy votes for last available seat.

The number of shares issued, outstanding and entitled to vote at the meeting was 3,939,580.

Item 5.   Other Information.

Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

July 20, 1998   - News Release
                  Real Goods Completes Third Direct Public
                  Offering

July 29, 1998   - Revised News Release of July 20, 1998
                  Real Goods Completes Third Direct Public
                  Offering

August 24, 1998 - News Release
                  Real Goods Announces Stock Repurchase Program

                       SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REAL GOODS TRADING CORPORATION
                                    (Registrant)

                           DATED: November 6, 1998

                           by:[S]LESLIE B. SEELY
                                 Leslie B. Seely
                                 Chief Financial Officer