Form 10QSB
period 1998-12-26
REAL GOODS TRADING CORP
filed 1999-02-09
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 26, 1998
                            OR

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

            Yes   X             No

As of January 20, 1998, there were issued and outstanding
4,080,742 shares of common stock of the issuer.

                 REAL GOODS TRADING CORPORATION

                            INDEX

                                                             Page

Form 10-QSB Cover Page                                          1

Index                                                           2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
Condensed Consolidated Balance Sheet at December 26, 1998       3

Condensed Consolidated Statements of Operations for the three
and nine months ended December 26, 1998 and December 27, 1997   4

Condensed Consolidated Statements of Cash Flows for the
six months ended December 26, 1998 and December 27, 1997        5

Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.                            8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                    11

Item 2.  Changes in Securities.                                11

Item 3.  Defaults Upon Senior Securities.                      11

Item 4.  Submission of Matters to a Vote of Security-Holders.  11

Item 5.  Other Information.                                    11

Item 6.  Exhibits and Reports on Form 8-K.                     11

                    Signatures                                 12

                            PART I
                    FINANCIAL INFORMATION

Item 1.  Financial Statements

                REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET
                         (Unaudited)
               (In thousands, except share data)

                                                   December 26,
                                                       1998
ASSETS
Current Assets
   Cash                                                   $2,913
   Accounts Receivable, net of allowance of $6               201
   Note receivable from affiliate                            176
   Inventories                                             2,202
   Deferred catalog costs, net                               338
   Prepaid expenses                                          168
Total current assets                                       5,998

Property, equipment and improvements, net                  3,500
Intangible assets and other assets, net                      151
Income taxes receivable                                      121
     Total assets                                         $9,770

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                                         $904
   Accrued expenses                                          831
   Customer deposits                                         108
   Current maturities of long-term debt                       20
   Deferred income taxes                                      23
   Other taxes payable                                       200
Total current liabilities                                  2,086

Long-term debt                                               556
Total liabilities                                          2,642

Shareowners' equity
    Preferred stock, without par value;
    Authorized 1,000,000 shares;
      None issued or outstanding                              -
    Common stock, without par value:
    Authorized 10,000,000 shares;
      Issued and outstanding 4,080,742 shares               7,195
Accumulated Deficit                                          (67)
Total shareowners' equity                                 $7,128
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                 $9,770

     See notes to condensed consolidated financial statements

                  REAL GOODS TRADING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
                 (In thousands, except share data)

              Three Months Ended          Nine Months Ended
             December 26, December 27,  December 26, December 27,
                    1998         1997          1998         1997

Net Sales            $6,374      $6,977      $12,963     $13,533

Cost of sales         3,584       3,338        7,296       6,815

Gross Profit          2,790       3,639        5,667       6,718

Selling, general
 and administrative
 expenses             2,625       3,266        6,008       6,710

Earnings(loss)
 from operations        165         373         (341)          8

Interest income
 (expense) net of
 interest expense         7         (16)          36         (71)

Earnings (loss)
 before income taxes    172         357         (305)        (63)

Income tax
 benefit (expense)      (69)       (143)         121          25

NET EARNINGS (LOSS)    $103        $214        $(184)       $(38)

NET EARNINGS (LOSS)
 PER SHARE BASIC      $0.03       $0.06       $(0.05)     $(0.01)

NET EARNINGS (LOSS)
 PER SHARE DILUTED                $0.06
Weighted average
 shares outstanding,
 basic            4,080,742   3,580,103    3,982,251   3,427,684

Weighted average
 shares outstanding,
diluted                       3,742,677

     See notes to condensed consolidated financial statements

                   REAL GOODS TRADING CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (In thousands)

                                           Nine Months Ended
                                      December 26,   December 27,
                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                     $(184)         $(38)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization               257            233

Changes in assets and liabilities:
   Accounts receivable                           9          (191)
   Note receivable from affiliate             (176)           -
   Inventory                                   134          (541)
   Deferred catalog costs                      101            29
   Prepaid expenses                             46           (50)
   Income taxes receivable                      46            25
   Accounts payable                            178           447
   Accrued expenses                            486           127

   Other taxes payable                         166           (41)
   Customer deposits                          (326)          121

NET CASH PROVIDED BY OPERATING ACTIVITIES      737           121

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment, improvements,
 and construction in progress                 (265)         (434)

Proceeds from sale of equipment
 and other assets                               19            35

NET CASH USED IN INVESTING ACTIVITIES         (246)        (399)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                               (9)        (589)

Proceeds from issuance of common stock, net  1,130        1,379

NET CASH PROVIDED BY FINANCING ACTIVITIES    1,121          808

NET INCREASE IN CASH                         1,612          530

CASH AT BEGINNING OF PERIOD                  1,301          513

CASH AT END OF PERIOD                       $2,913       $1,043

     See notes to condensed consolidated financial statements

                REAL GOODS TRADING CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)
     FOR THE THREE AND NINE MONTHS ENDED DECEMBER 26, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at December 26, 1998 and the interim results of operations for the three and nine months ended December 26, 1998 and December 27, 1997 and cash flows for the nine months ended December 26, 1998 and December 27, 1997. Certain reclassifications have been made in the December 1997 financial statements to conform to the December 1998 presentation.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. As the Company has no changes in net assets from non-owner sources, comprehensive income and net income are the same.

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

NOTE 3 - LINE OF CREDIT

On April 7, 1998 the Company renewed its $1,500,000 line of credit agreement with National Bank of the Redwoods (the "Bank") through April 7, 1999. Borrowings bear interest at 1.5% over the prime rate, interest is payable monthly, and there are no loan fees. The line is personally guaranteed by the Company's CEO. On December 26, 1998, no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's CEO. The Company was in compliance with all covenants of the extended line of credit agreement as of December 26, 1998.

NOTE 4 - SHAREOWNERS' EQUITY

On August 11, 1997, the Company commenced a direct public offering of 1,000,000 shares of newly issued stock and 300,000 shares of a selling shareowner. As of the closing date of the offering on June 30, 1998, the Company had sold 677,000 shares for gross proceeds of $3.6 million with costs of approximately $675,000.

On August 19, 1998 the Board of Directors approved the repurchase of up to $100,000 of the Company's outstanding Common Stock. As of December 26, 1998 the Company had repurchased and retired
3,900 shares at a total cost of $14,850.

On September 14, 1998 the Board of Directors amended all existing employee stock options to reduce the exercise price to $4.50 per share. Also, additional options to purchase 242,000 shares were granted to key employees in conjunction with adoption of the Company's Strategic Plan for fiscal years ending March 31, 2000-2002.

Under the terms of the Company's Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of the Company's authorized but unissued shares of preferred stock.

NOTE 5 -  LEGAL ACTION

Earlier this year the Company was named as the defendant in a class-action suit, which alleges that, with respect to three products sold through the Company's catalogs, certain claims were deceptive, untrue or misleading. The suit sought restitution for the amount of revenues derived from these products over the four years prior to this suit and attorney's fees. The matter has been settled.

NOTE 6 - EARNINGS PER SHARE

Outstanding options are anti-dilutive and are not included in the calculation of diluted earnings per share on December 26, 1998.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the nine months ended December 26, 1998 were $12,963,000, a decrease of 4% from $13,533,000 in the same period last year. A decrease in catalog sales due to the discontinuation of the Earth Care Catalog ($1,588,000 of the fiscal 1998 total year to date) was partially offset by substantial increases in retail and renewable energy division sales, reflecting the increased consumer interest in renewable energy products and a concern with Year 2000 preparedness issues.

Catalog net sales for the nine months ended December 26, 1998 decreased 19% to $7,900,000 compared with $9,715,000 in the same period last year. The decrease was due to a slightly lower response rate to the Company's Real Goods Catalog and discontinuation of the Earth Care Catalog. Catalog sales were 61% of total net sales in the nine months ended December 26, 1998, compared with 72% of total net sales in the same period last year.

Retail store sales in the nine months ended December 26, 1998 increased 27% to $2,929,000 compared to $2,300,000 for the same period last year. In August 1997, the Company sold its Snow Belt store, which accounted for $262,000 in sales in the nine months ended December 27, 1997. Also, the Company opened a new store in Berkeley, CA, in November 1997.

Retail store sales amounted to 23% of total net sales in the nine months ended December 26, 1998, compared with 17% of total net sales in the same period last year. The Company is refining its retail store format prior to opening additional retail stores in the future.

Renewable Energy Division sales in the nine months ended December 26, 1998 increased 46% to $2,134,000 compared to $1,466,000 for the same period last year. Increases in this area of the business continue to be driven by customers' interests in potential Year 2000 (Y2K) renewable energy solutions, and the incentive program being offered through at least March 2002 by the California Energy Commission in conjunction with the deregulation of California utilities. This program did not exist last year. Renewable energy sales amounted to 17% of total net sales in the nine months ended December 26, 1998, compared with 11% for the same period last year.

For the three months ended December 26, 1998, the Company's net sales decreased 9%, or $603,000 to $6,374,000 compared to $6,977,000 in the same period last year. Net catalog sales for the three months decreased 22% to $4,364,000 compared to $5,637,000 for the same period in the same period last year for the reasons cited above. Retail store sales for the three months were $1,225,000, an increase of 34% compared to $917,000 during the same period last year. The increase in retail and renewable energy sales is due to stronger demand for renewable energy products, in part stimulated by increasing concern for the potential Year 2000 (Y2K) problems. Renewable energy sales increased 90% to $785,000 compared to $413,000 for same period last year.

GROSS PROFIT

On December 26, 1998 the company performed a complete physical inventory which resulted in a shrinkage adjustment of $60,000 at the retail stores (14% of retail gross profit and 2% of total company gross profit for the quarter). Management evaluated existing inventories and determined that, based on recent decisions taken such as the discontinuation of Earth Care Catalog, additional reserves were warranted. As a result, reserves of $180,000 were established and charged to cost of sales in December 1998. Reserves related to the catalog business amount to $117,000 or 5.5% of gross profit for the quarter. Reserves related to the Retail and Renewable Divisions were $35,000 and $28,000, respectively. These charges to cost of sales are 8% and 12%, respectively, of gross profits for the quarter.

Overall, the reserves taken as of December 26, 1998 amount to 6.5% of gross profit for the quarter and 3% of gross profit for the nine months ended December 26, 1998.

For the nine months ended December 26, 1998 after the inventory adjustments mentioned above, gross profit decreased to 43.7% of sales, or $5,667,000, compared to 49.6%, or $6,718,000 of sales for the same period last year. As mentioned earlier, the shrinkage adjustment ($60,000) and the obsolescence reserve ($180,000) account for 4.2% of the total decrease of 5.9% in gross profit. The remaining 1.7% decrease in gross profit is primarily due to increased product costs, a relatively lower portion of catalog sales, (historically the Company's most profitable segment) and a higher proportion of low margin renewable energy sales in the nine months ended December 26, 1998, compared with the same period last year.

For the nine months ended December 26, 1998, catalog sales had a gross profit of $3,876,000, or 49.1% of sales, compared to $5,210,000, or 53.6% of sales for the same period last year. Retail store sales had a gross profit of $1,109,000, or 37.9% of sales, compared to $941,000 of sales, or 40.9% in the same period last year. Renewable energy sales had a gross profit of 32.0%, or $682,000, compared to 35.1% of sales or $515,000 for the same period last year. Last years gross profit also included $52,000 of Institute for Solar Living sales.

For the three months ended December 26, 1998, gross profit decreased to 43.8% of sales, or $2,790,000, compared to 52.2% of sales, or $3,639,000 all for the reasons cited above. Had the charges to cost of sales (totaling $240,000) not been taken gross profit for the catalog would have been $2,250,000, or 51.6% versus $3,103,000 or 55.5% in the same period last year; gross profit for retail stores would have been $518,000, or 42.3% versus $380,000 or 41.4% for the same period last year; and gross profit for renewable energy would have been $262,000 or 33.4% versus $146,000, or 35.4%. This would have shown an improvement in retail gross profit of 0.9%, but decreased gross profit in the catalog and renewable energy operations of 3.4% and 1.0% respectively. The increase in gross profit at the retail operations is attributable to a higher proportion of high margin (catalog) product sales and a relatively lower proportion of low margin (renewable energy) sales during the holiday season. Decreases in gross profit at the catalog and renewable energy operations are attributable to higher product costs.

After inventory adjustments, ($117,000 for catalog, $95,000 for retail and $28,000 for renewable energy) catalog sales had a gross profit of $2,133,000 or 48.9% of sales for the quarter, compared to $3,103,000 or 55% of sales for the same period last year. Retail store sales had a gross profit of $423,000, or of sales, compared to $380,000, or 34.5% of sales for the same period last year. Renewable energy sales had a gross profit of $234,000, or 29.8% of sales compared with $146,000, or 35.4% of sales in the same period last year. Last year's gross profit for the quarter also included $10,000 related to the Institute for Solar Living.

OPERATING EXPENSES

Selling, general and administrative expenses were $6,008,000, or 46.4% of sales for the nine months ended December 26, 1998, compared to $6,710,000, or 49.6% for the same period last year. Selling, general and administrative expenses amounted to $2,625,000, or 41.2% for the quarter, compared to $3,266,000, or
46.8% for the same period last year.

The Company has been effective in controlling operating costs, despite increases that occurred in labor, depreciation, purchased services, recruitment and fixed charges such as rent. Savings in operating expenses have been made in the areas of catalog costs, advertising, postage and freight and purchases of supplies.

INTEREST EXPENSE AND OTHER INCOME

The Company had $17,000 of net interest income in the first nine months, compared to $71,000 of net interest expense in the same period last year. The Company also had a gain of $19,000 on the sale of equipment in the nine months ended December 26, 1998.

EARNINGS

The Company had a before-tax loss of $305,000 ($65,000 loss prior to inventory adjustments) and a net loss of $184,000 ($39,000 loss prior to inventory adjustments $0.01 per share) or $0.05 per share for the nine months ended December 26, 1998. In the same period last year, the Company had a before-tax loss of $63,000 and a net loss of $38,000, or $0.01 per share. For the three months ended December 26, 1998, the Company had before-tax earnings of $172,000 ($412,000 prior to inventory adjustments) with net earnings of $103,000, ($247,000 prior to inventory adjustments, or $0.06 per share) or $0.03 per share, compared to a before-tax earning of $357,000 and net earnings of $214,000, or $0.06 per share in the same period last year. The Company generally experiences seasonal effects, with sales and earnings increasing in the first three quarters with the largest gains in the Company's third quarter, which is the holiday season, while sales and earnings fall in the fourth quarter.

INCOME TAX PROVISION

The provision for income taxes was 40% in both periods.  The
Company believes that the applied tax rate accurately reflects its projected rate for the year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 26, 1998, $737,000 was provided by operations primarily from depreciation, payables, accrued expenses and other taxes payable. These sources of cash were partially offset by reductions in customer deposits of $326,000. The Company's direct public offering generated net proceeds to the Company of $1,130,000 in the nine months ended December 26, 1998. The Company spent $265,000 on capital assets and received $19,000 on the sale of assets in the nine month ended December 26, 1998 compared with $434,000 spent on assets and $35,000 received from the sale of assets in the same period last year.

The net effect of all cash flows was a net increase to cash of $1,612,000 in the nine months of fiscal 1999, compared with $530,000 in fiscal 1998.

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

YEAR 2000 PREPAREDNESS

Real Goods is addressing the Year 2000 problem through a comprehensive evaluation of it's hardware, software, communications and key external vendors and suppliers. At February 1, 1999 the Company estimates that it has completed substantially all of the necessary hardware upgrades and a large portion of its software upgrades. Costs of the evaluation and upgrades approximate $150,000 and are being completed in the normal course of business as periodic software and hardware upgrades.

During the third quarter of fiscal 1999, the Company installed upgrades of its accounting software that are Year 2000 compliant and further upgraded some of its hardware.

The Company is continuing its software upgrades and vendor evaluations and certifications. The Company's Year 2000 initiatives are on schedule and no major problems have been encountered to this time. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability of and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

While the Company cannot accurately predict a "worst case scenario", with regard to its Year 2000 issues, the failure by the Company and/or vendors to complete Year 2000 compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and is developing appropriate courses of action.

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



                                 REAL GOODS TRADING CORPORATION
                                          (Registrant)
                                   DATED: February 9, 1998

                                   by:[S]LESLIE B. SEELY
                                         Leslie B. Seely
                                         Chief Financial Officer