Form 10KSB
period 1999-03-31
REAL GOODS TRADING CORP
filed 1999-06-25
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

                       FORM 10-KSB
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999     OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

               Commission File No. -  0-22524

               REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)

       California                         68-0227324
(State or other jurisdiction (IRS Employer Identification Number) incorporation or organization)

 3440 Airway Drive, Santa Rosa, California     95403
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code: (707) 542-2600

Securities registered under Section 12(b) of the Exchange Act:
Title of each class     Name of each exchange on which registered
   Common Stock                    Chicago Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
   Common Stock                      (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes    X    No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB[X].

State issuer's revenues for its most recent fiscal year.
$17,218,986

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60-days. $13,262,412 as of June 15, 1999. The number of shares of the issuer's Common Stock outstanding as of June 15, 1999 was 4,080,742.

                  Documents Incorporated by Reference

A portion of the Real Goods Trading Corporation's Proxy Statement for the 1999 Annual Meeting of Shareowners to be filed with the Commission on or before June 29, 1999 is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-KSB, the Real Goods Trading Corporation Proxy Statement for the 1999 Annual Meeting of Shareowners is not to be deemed filed as part of this report.
                               PART I

Item 1.   DESCRIPTION OF BUSINESS

Mission Statement: To promote and inspire an ecologically sustainable future.

Introduction.   Real Goods Trading Corporation ("Real Goods" or
the "Company") sells primarily environmentally related products and renewable energy products through mail order catalogs, direct sales, retail stores and its Internet web site
(www.realgoods.com).

The Company mailed catalogs under the names of Real Goods ,Elements, Chelsea Green Junction, Real Goods News, Post
Consumer, and the Renewable Energy Products Catalog, Real Goods Renewables in fiscal 1999. The Company also sells renewable energy products directly to its customers through its renewable energy department, Real Goods Renewables. The Company's three retail stores are located in Hopland and Berkeley, California and Eugene, Oregon. The Company also has an outlet store adjacent to its Berkeley store.

On April 1, 1998, the Company transferred its consumer education activities to a not-for-profit 501(c) (3) organization called the Real Goods Institute for Solar Living (the "Institute"). The Institute is operated separately from Real Goods and provides seminars and creates educational programs and projects that promote renewable energy, solar power and a sustainable future.

A.  The Company's Markets

The Company serves several related market segments within the single line of business of specialty retailing.

The "Environmentally Related Products Catalog Market" consists of catalog customers who wish to pursue more energy conserving, wholesome lifestyles with a belief in preserving the earth's resources in a sustainable manner. Consumers in this market tend to live in urban and suburban residences served by the conventional electric utility power grid.

The "Regional Retail Market" is served by the Company's retail stores. Each of the three stores carries a majority of the products in the catalogs but also carries environmental and clothing products as well as unique regional products. Each of the stores has a resident technician who is knowledgeable about renewable energy products, and displays that demonstrate renewable energy products. The Company's retail store at the Solar Living Center in Hopland, California was built with sustainable building materials, including strawbale construction, and has many functioning renewable energy systems. The Company uses its outlet store in Berkeley, California, to reduce overstocks, returns and discontinued products.

The Company's original focus, the "Renewable Energy Market," consists of homeowners and others living and working without the benefit of the traditional electric company power grid and generating their own electricity. The Company has also identified eco-tourism as a promising sub market for its renewable energy sales. As the price of renewable energy products (particularly photovoltaic (solar electric) modules) declines, this market will become more mainstream.

In conjunction with its product marketing efforts, the Company has always emphasized the "Consumer Education Market". The Company produces and sells a wide variety of educational materials through its catalogs and retail stores and has a successful co-publishing relationship with Chelsea Green Publishers of Vermont. In 1992, the Company established the Institute for Solar Living, which offers educational seminars on a variety of topics. The Institute was transferred to a not-for-profit 501 (c) (3) organization on April 1, 1998.

     1. Environmentally Related Products Market. The Company's mail order catalogs market energy saving conservation devices, environmentally related products durable tools, and educational and well-made gifts to urban and suburban dwellers.
Approximately 61% of the Company's total sales in fiscal 1999 were derived from catalogs. The Company mailed approximately 4,716,500 catalogs in the current year, compared to 6,533,500 in the previous year; the reduction was caused by (1) elimination of the Company's Earth Care Catalog and (2) more focused marketing strategies.

The environmentally related products offered by the Company comprise a full spectrum of energy-efficient lighting equipment; high efficiency appliances; water saving devices such as low-flow showerheads, low-flush toilets and faucet aerators; recycled paper products including toilet paper, paper towels and facial tissue; and household products. The Company also sells non-toxic household cleaning products, water and air purification devices, health-related products and durable tools to this same customer base.

In January 1997 the Company began a trial program offering a number of its catalog products on its Internet website. The Company believes that use of the Internet is consistent with it's mission to reduce the use of paper and fossil fuels. There can be no assurance that the Company will continue to use the Internet as a means of reaching potential customers in the future, although there has been strong growth in this channel during fiscal 1999. See "5. Internet Site" for further information on this channel.

     2. Regional Retail Market. The Company's retail stores serve as demonstration centers for the mail order catalog and renewable energy products. The Company markets energy saving devices, environmentally related products, educational and well-made gifts and unique regional products in each of its retail stores. The Company's four retail stores accounted for 19% of total sales in fiscal 1999 compared to 8% in fiscal 1998. The Company had 14,300 square feet of retail space during fiscal 1999, up from a weighted average of 13,175 square feet in fiscal 1998.

The Solar Living Center ("SLC"), which opened in 1996 in Hopland, California, is a twelve acre demonstration site that is the home
of the Company's flagship store.   The 4,200 square foot retail
store is constructed of adobe-like covered rice straw bales and has a utility intertie system with the local utility, Pacific Gas & Electric Company ("P.G. & E."). The Company's 10 kilowatt photovoltaic array and 3 kilowatt wind generator can seasonally produce more power than is necessary for the site; the Company sells the excess power back to PG&E. The Solar Living Center embodies the Company's core principles and provides an opportunity to demonstrate the practicality of living and working on a low consumption, environmentally sensitive and renewable energy basis. The site is immediately adjacent to Highway 101 in Hopland, California, and has to date been of interest both to residents of Northern California and to tourists who have made it a destination. Nearly 129,000 visitors came to the SLC in fiscal 1999. The Company believes that the Solar Living Center remains important to the Company's future.

In addition to serving as a demonstration center for renewable energy products and catalog products, the Hopland store also offers retail products, some of which are unique to the Northern California bio-region. Many of these unique products are handmade or made in small quantities that are not suitable for mail order. Approximately two thirds of the Hopland store's products are catalog and renewable energy items; one third are retail unique items.

The 3,800 square foot Eugene, Oregon store carries a majority of the items in the catalogs as well as renewable energy products and provides full technical support for these products. The store is located in a low population area where the Company believes there are potential renewable energy customers.

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

In January 1998, the Company opened a 1,500 square foot outlet store adjacent to the Berkeley store. The Company conducts its clearance programs through this store.

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

The traditional customers for these power systems have been owners of remote homes in excess of one-quarter mile from the power companies' lines in the United States and remote villages in third world countries. The Company believes over 26,000 homes have used its products to migrate to renewable energy primarily through solar systems. In addition the Company believes that the market for small scale solar electric systems in the developing third world market is increasing significantly. The Company is seeking to serve the domestic remote home market directly and to develop strategic alliances to address the developing third world market through product sales and education. The Company believes that its renewable energy market will grow significantly in the near future as it has in the past.

President Clinton's new "million solar roofs" initiative has brought much interest in renewable energy to mainstream America. Currently the federal government is proposing tax credits for homeowners installing renewable energy systems. The Department of Energy continues to provide funds for photovoltaic installations via the Team UP program. The California Energy Commission is offering a renewable energy rebate program for homeowners who install utility intertie systems. The Company has offered assistance in fulfillment of the program requirements for its customers and is well positioned to take advantage of these offers.

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

     4. Consumer Education Activities. The Company has traditionally emphasized consumer education as part of its mission and continues to produce and sell a wide variety of educational materials. The Company's primary product for this market is the tenth edition of its Solar Living Sourcebook, a 575 page textbook that the Company periodically revises, which features all of the Company's renewable energy products. The Solar Living Sourcebook is currently distributed by an independent publisher (Chelsea Green) as well as by the Company itself. Over 110,000 copies of this book have been sold in over 44 English speaking countries. The Company also markets many publications on specific aspects of renewable energy conservation and sustainable living within its catalogs and in its retail stores. The Company does not spend material amounts for research and development.

The Company has established a successful co-publishing relationship with Chelsea Green Publishers of Vermont. Through this relationship, fourteen books have been co-published under the "Real Goods Solar Living Series" imprint, including the Company's own Solar Living Sourcebook. The Company believes that these co-publishing efforts have significantly boosted its position as an education leader in the sustainability movement.

On April 1, 1998, the Company transferred its Institute for Solar Living activities to a not-for-profit 501 (c)(3) organization. Currently in its eighth season, the Institute for Solar Living offers educational seminars each year for individuals on a variety of topics such as "Planning and Building Your Renewable Energy Home" and "Strawbale Construction." The seminars are taught by the Institute employees and by third-party industry specialists. The Institute creates increased consumer awareness with regard to renewable energy products and rents the Solar Living Center as a demonstration site. The Company has been contributing funds to the Institute until the Institute can develop its fundraising efforts and become self-funding.

     5. Internet Site. The Company has established a website (www.realgoods.com) which provides the Company with an alternative avenue for offering its products and explaining its mission, history, programs and products. The Company believes that its customers on its website can find the largest array of environmental products in any one location. In fiscal 1999 the Company sold $551,000 worth of products through its website, representing a 401% increase over the previous year's initial sales. The Company also maintains an innovative bulletin board on its website for interested shareowners and prospective stock purchasers to agree upon the purchase and sale of the Company's common stock without the intermediation of stock brokers. Transactions are without cost to purchasers, and sellers pay only transfer fees. The Company received the approval of the Staff of the Securities and Exchange Commission for this program in June 1996, and this approval was the first of its kind. There can be no assurance that the Company will continue to offer this service to its shareowners in the future.

B.  Vendors

The Company currently purchases its products from a vendor base of more than 700 suppliers, none of which accounts for more than 6% of the Company's purchases. The Company's ten largest vendors account for 32% of purchases. The four largest annual purchases are from vendors who sell renewable energy products, including solar electric modules, high efficiency appliances, and inverters (power conditioning equipment). While there are many suppliers of these products, the Company has chosen to limit the majority of its renewable energy purchases to four vendors: Astropower, a distributor of solar modules; Solar Electric Specialties
Company, a distributor of solar modules and other equipment manufactured by Siemens Solar Industries; Golden Genesis, a distributor of solar modules and high efficiency refrigerators; and Trace Engineering, a manufacturer of inverters and other solar electric controls. The Company has had long-term relationships with all of these vendors. Because many of the renewable energy products are relatively new, the number of suppliers for these products can be limited, and the Company, from time to time, may face short-term dependencies upon certain manufacturers for these products. However, the Company believes it would not face long-term difficulties in securing alternate sources of supply for such products if it experiences an interruption in its current supply. The Company believes such an interruption would be brief and is not likely to have a long term material adverse effect on the Company's orders and sales revenues for the period affected.

The Company generally does not enter into long-term contracts with its suppliers because adequate alternative sources for most products exist allowing flexibility to take advantage of competitive price fluctuations or improvements in technology or quality by not being obligated pursuant to long-term arrangements. As a result, there can be no assurance that the Company will not be subject to unanticipated cost increases or shortages of supply.

C.  Seasonality

Thirty-seven per cent of the Company's revenues are realized in the third fiscal quarter, which ends on December 31. Renewable energy products are also subject to seasonality, but the cycle for these products is the inverse of the environmental, conservation and gift products, which lessens the effect of the holiday season on the Company's sales. The Company's fiscal year ends on March 31. The Company's sales have generally increased sequentially over the term of the first, second and third fiscal quarters, and generally declined slightly in the fourth fiscal quarter. It is possible that such seasonal effects will be increased if the Company's customer base continues to include a greater percentage of urban and suburban dwellers. The Company believes that current trends reflect (i) increased demands for its renewable energy products during the mild-weather months when its customers are more likely to undertake construction and major home improvement projects and (ii) increased demand for environmentally related gift products, similar to that generally experienced by conventional retailers, during the holiday season. (See:
"Description of Business - A.  The Company's Markets".)

D. Backorders; Returns

Backorders are considered common in certain other industries; however, in the mail order industry, backorders can be symptoms of inefficiency, lack of inventory or bad strategic planning since they create both additional costs and risks of lost sales. The majority of the Company's backorders arise when (i) vendors fail to deliver as promised, or (ii) sales of certain products are higher than anticipated. At March 31, 1998, backorders were $44,000, which as 4.6% of that month's catalog sales. At March
31, 1999, backorders were $236,000, which was 23% of that month's catalog sales. Beginning in December 1998 the Company's backorders experienced a significant increase which continued through the end of the fiscal year. The increases had two primary causes: the Company's Holiday catalog was significantly over plan and the Company's customers increased their purchases of Y2K related products (products that customers purchase in anticipation of the potential so-called "Y2K" millennium computer bug to prepare for the possible disruption of infrastructure and services) by substantially more than the Company anticipated. Many of the Y2K products such as batteries, lanterns, oil lamps and grain grinders are either manufactured in Asia requiring 90-150 day lead times or are suddenly very short in supply. The Company expects that by June 1999 the backorder situation should be at or near historic levels.

Although the Company does have a 90-day return policy for products returned by customers in their original condition, the Company has not historically experienced substantial product returns for its catalog segment. For fiscal 1999, returns of catalog sales were 6.9% of gross catalog sales. This is an increase over last year (5.1%) as a result of increasing the soft goods portion of the product mix. The Company believes that the hard goods catalog industry in general experiences returns of 5-6% and the soft goods catalog industry experiences returns of 15-30%.

E.  Competition

Within the catalog market, the Company is very small compared to industry leaders. The market for environmentally related products has grown, and the number of both large and small catalog retailers carrying these products has increased. Real Goods has also developed a small number of proprietary products. There can be no assurance that the Company will ever sell material quantities of branded goods or proprietary products. In the retail market, the Company is experimenting with retail store formats and it expects to continue to refine its retail store approach.

In the renewable energy market, the Company operates in a niche presently too technical and application specific to interest the larger catalogs. The Company's knowledge of its customer and awareness of vendor offerings enable it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. The Company believes that Internet vendors without technical support staff are underselling the Company's prices for common goods. There can be no assurance that the resources or market positions of the Company's competitors in this area will not change. In all three markets, the Company competes on the basis of price, selection and service. The Company has continued to work to improve its pricing through selective, focused buying and improved vendor discounts. In fiscal 1999 the Company increased its presence at trade shows and plans to continue to improve its product selection. To improve catalog customer service, the Company hired more in house staff and extended in house hours for a reduced reliance on outside operators for its telephone lines. The Company has also increased staff and telephone support for Real Goods Renewables.

The Company believes that its image is enhanced by the various accomplishments that it has made in achieving its mission, including the opening of the Solar Living Center demonstration site, the completion of the sale of the largest solar array in Latin America, the tenth edition of the Solar Living Sourcebook, the Company's increased presence on the Internet, the mission message in the mail order catalogs and public relations efforts.

The Company has a membership program in which members pay a $50 fee to receive a designated newsletter with special pricing, closeout bargains and substantial additional information, as well as a 5% discount on all purchases. The Company's members order much more frequently and have a higher average order than the Company's other customers. In fiscal 1999 the number of members increased by 12% to approximately 55,000. The Company is continuing to explore opportunities to enhance the membership program, including co-ventures with other like-minded mission-oriented companies and groups.

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

G.   Employees

The Company currently has the full time equivalent of 109 employees. Of those employees, approximately 22 are employed at the Company's retail stores, 9 are employed at Real Goods Renewables in Ukiah, approximately 43 are employed in Ukiah providing support to the catalog and corporate functions, and 35 are employed at Santa Rosa, California at the Corporate Headquarters. As with many retailers, the Company increases its use of temporary employees during its third fiscal quarter to meet the increased demands of the holiday season. The Company believes its use of temporary employees contributes to its
ability to control overhead costs.   The Company is not subject to
any collective bargaining agreements and believes its relationships with its employees are good. Since the end of the fiscal year, two of the Company's key persons, one of whom was an officer, have resigned. The officer has been replaced and the Company is in the process of replacing the other.

H.  Trademarks

The Company has registered the trademark "Real Goods" and has a license to use the name "Earth Care" for recycled paper products but has discontinued that product line. That license may be terminated under certain circumstances. The Company has registered the name "Real Goods" in Japan. The Company does not believe that any other patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts are material to the business of the Company.

Item 2.   DESCRIPTION OF PROPERTIES.

As of May 15, 1999, the following describes the Company's properties:

The Company owns the 12-acre parcel in Hopland, California that is the site of the Solar Living Center and a retail store.
Hopland is located approximately 12 miles south of Ukiah, on US
Highway 101, a major interstate highway.

The Company owns a facility in Amherst, Wisconsin which previously housed one of the Company's retail stores. This property consists of a 5,000 square foot cold warehouse, a 3,000 square foot cold storage building and a 1,600 square foot office and retail store. This property is listed for sale and is currently unoccupied.

The Company leases its 10,560 square foot administrative and executive headquarters in Santa Rosa, CA. This lease expires at the end of February, 2004.

The Company has a three year lease through March 2002 on its 5,500 square foot Ukiah, California telephone sales facility.
The Company's 15,300 square foot office/warehouse and overflow storage facilities (also located in Ukiah, California) are leased through mid October, 2000 and January, 2002 respectively.

The Company has a lease agreement expiring in April 2002 for the 3,800 square foot retail store in Eugene, Oregon.

The Company is in the process of renewing its lease agreement for the 4,800 square foot retail store in Berkeley, California and it expects to be able to renew this lease for a three or five year period. The Company has a month to month lease for the 1,500 square foot Outlet store in Berkeley, California.

The Company believes that it maintains adequate insurance for its real and personal property.

Item 3.   LEGAL PROCEEDINGS.

Not applicable.
<\PAGE>
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
                                  PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREOWNER MATTERS

The Company's stock is listed on the Chicago Stock Exchange under the symbol RGT and it is currently both listed on the Nasdaq Small Cap Market under the symbol RGTC and traded on the bulletin board maintained on the Company's web site. The following chart sets forth the high and low actual sale prices of the Company's common stock for each quarter within the last two fiscal years.

TRADING INFORMATION

                                    Fiscal Year Ended March 31
                                             High            Low
1998:
First Quarter                              $6-1/8         $4-3/4
Second Quarter                              6-3/4          4-5/8
Third Quarter                               6              4-1/4
Fourth Quarter                              5-1/4          4-1/8

1999:
First Quarter                              $6             $4-7/8
Second Quarter                              5-3/8          3
Third Quarter                               4-1/4          3-1/2
Fourth Quarter                              4-1/2          3-7/8

Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SALES

The Company reported a 1.1% increase in net sales to $17,219,000 for fiscal 1999, compared to $17,034,000 for fiscal 1998.
Catalog sales decreased 12.4% to $10,540,000, or 61.2% of net sales in fiscal 1999, compared to $12,029,000 or 70.6% in the prior year. In fiscal 1999, the Earth Care catalog was discontinued. This catalog contributed $1,842,000 to net sales in fiscal 1998. Excluding the Earth Care catalog, catalog sales were $10,187,000 in fiscal 1998 meaning comparative catalog sales increased 3.5%. The Company mailed 4,716,500 catalogs in fiscal 1999 compared to 6,533,500 catalogs in fiscal 1998, a decrease of 27.8%. The Company attributes the 21.2% increase in net sales per catalog (from $1.84 to $2.23) to more focused marketing strategies and elimination of the Earth Care catalog.

Retail store sales increased 28.6% to $3,743,000, or 21.7% of net sales in fiscal 1999, compared to $2,910,000 or 17.1% of net sales in the prior year. The Company had its three retail stores and one outlet store open for the full twelve months of fiscal
1999 and had 14,300 square feet of retail selling space during fiscal 1999 compared with a weighted average of 13,175 square feet of selling space in fiscal 1998, an 8.5% increase. In fiscal 1998 the Company moved its outlet store from Ukiah to Berkeley, California, adjacent to its Berkeley retail store. It also closed its Snow Belt store in Amherst, WI in September 1997. As a result, fiscal 1999 contained 48 store months compared with 45.7 store months in fiscal 1998. The Company hired a Retail Director in fiscal 1999 and believes this additional focus has contributed to the sales growth in fiscal 1999.

Renewable energy sales increased 43.9% to $2,936,000, or 17.1% of net sales in fiscal 1999, compared to $2,041,000, or 12.0% of net sales in the prior year. The increase in this area of the Company's business is due to the public's increased awareness of energy utilization and a desire to safeguard the earth's natural resources, energy incentive credit programs sponsored by many state agencies in conjunction with the deregulation of utilities, and customers' interests in potential Year 2000 (Y2K) renewable energy solutions. The Company also continues to market its services to the "eco-tourism" market.

GROSS PROFIT

Gross profit amounted to $7,467,000, or 43.4% of net sales in fiscal 1999 compared to $8,198,000, or 48.1% of sales in fiscal 1998. This decrease of $731,000 of margin, or 4.3 margin points, is attributable to the following: establishment of inventory reserves ($232,000 or 1.3 margin points), a higher proportion of renewable sales in the retail and renewable energy divisions ($257,000 or 1.5 margin points), increased cost of products ($158,000 or 1.0 margin points) and clearance of old stock at reduced prices ($84,000 or .5 margin points).

Catalog sales had a 3.7% decrease in gross profit of $5,126,000 or 48.6% of catalog net sales in fiscal 1999, compared to $6,287,000 or 52.3% of catalog net sales in the prior year. The margin decrease is attributable to the establishment of inventory reserves and obsolete items necessary to accommodate discontinued product, clearance sales and increased cost of product which was not passed through to customers for competitive reasons. Retail stores sales had a gross profit of $1,400,000 or 37.4% of retail net sales in fiscal 1999 compared to $1,170,000 or 40.2% of retail net sales in fiscal 1998. This decrease in margin is related primarily to the higher proportion of low margin renewable energy sales and a $40,000 reserve provided for obsolete and slow-moving products.

Renewable energy sales had a gross profit of $941,000 or 32.1% of net renewable sales compared to $687,000 or 33.7% of net renewable sales for the prior year. This decrease is attributable to higher product costs.

OPERATING EXPENSES

Selling, general, and administrative expenses were $8,132,000 or 47.2% of sales in fiscal 1999, compared to $8,562,000 or 50.3% of sales in the prior year. Decreases in expenses occurred in the areas of catalog expenses (due primarily to the discontinuation of the Earth Care catalog), advertising, postage and freight expense, supplies and utilities. These decreases more than offset the increases that occurred in labor and benefits, depreciation, rent, purchased services, and recruitment costs. Some of the expense increases were attributable to costs associated with moving the Company headquarters from Ukiah to Santa Rosa, California.

OTHER INCOME AND EXPENSE

In fiscal 1999, interest expense was $48,000 and interest income was $90,000, resulting in a net interest income of $42,000. In the previous fiscal year, interest expense was $95,000 and interest income was $24,000, for a net expense of $71,000. The Company had lower interest expense and higher interest income due to the cash generated by its direct public offering that commenced in August 1997 and ended on June 30, 1998. The Company recorded a $1,000 net gain on the sale and disposition of assets in fiscal 1999. In fiscal 1998, a $13,000 net loss was recorded on the sale of assets. In fiscal 1999, the Company recorded a $10,000 write down of the land and building in Amherst, Wisconsin compared to a $30,000 write down in fiscal 1998 to reflect the estimated net realizable value of the property held for sale.

INCOME TAXES

Income tax benefits as a percentage of pretax loss were 24% in fiscal 1999 due to the Company's reported loss, compared to a tax benefit of 33% for the previous year. The Company believes that the applied tax rate accurately reflects its actual experience.

NET LOSS

For the year ended March 31, 1999, the Company had a loss before tax benefit of $632,000 and a net loss of $482,000 or $0.12 per share. In the previous year, the Company had a loss before tax benefit of $478,000 and a net loss of $322,000 or $0.09 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 1999, cash of $371,000 was provided by operations primarily due to changes in working capital.

The Company used $730,000 of cash in investing activities for purchases of property, equipment and improvements, primarily for computer equipment and assets associated with the new corporate headquarters.

Cash provided by financing activities was $1,106,000 due primarily to the Company's direct public offering, offset by an increase in notes receivable, debt repayments and purchases of common stock.

The net effect of all of the Company's activities was to increase the Company's cash by $747,000 to $2,048,000 at the end of the period from $1,301,000 at the beginning of the period.

The Company extended its $1,500,000 line of credit through August 1999 to use for seasonal fluctuations in inventory levels as well as operating expenses; the Company did not use the line of credit during fiscal 1999 except to support letters of credit. The Company intends to review its banking relations in July of 1999 and will review its line of credit at that time. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 2000.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not material.

YEAR 2000 PREPAREDNESS

The Company is addressing the Year 2000 ("Y2K") problem through a comprehensive evaluation of its hardware, software, communications and key external vendors and suppliers. At June 1, 1999 the Company estimates that it has completed substantially all of the necessary hardware upgrades and a large portion of its software upgrades. Costs of the evaluation and upgrades approximate $233,000 most of which has been incurred in the normal course of business as periodic software and hardware upgrades through March 31, 1999.

During fiscal 1999, the Company installed new computer equipment and upgrades of its catalog and accounting software that are Y2K compliant and further upgraded some of its hardware.

The Company is continuing its software upgrades and vendor evaluations and certifications. The Company's Y2K initiatives are on schedule and no major problems have been encountered to this time. However, there can be no assurance that the systems of other companies on which the Company and its systems rely will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, there can be no guarantee that these schedules will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the cost of such personnel, and the ability to locate and correct all relevant computer codes and similar uncertainties.

While the Company cannot accurately predict a "worst case scenario", with regard to its Y2K issues, the failure by the Company and/or vendors to complete Y2K compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate courses of action.
                   CERTAIN CONSIDERATIONS

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

C. SOLAR LIVING CENTER. The Company's mission is: "To promote and inspire an ecologically sustainable future." The Company has spent approximately $3,000,000 to acquire the land for the Solar Living Center, landscape the land and construct it as a demonstration of many of the principles underlying the Company's mission and vision. Although the initial response has been extremely encouraging in both sales and number of visitors, there can be no assurance that the Solar Living Center, which opened in May 1996, will fulfill the Company's hopes to increase the public's awareness of the Real Goods mission, that the Company will ever realize a suitable return on its investment or that the Company will not incur a substantial loss from the Solar Living Center. The Solar Living Center is located on a flood plain; the building at the Solar Living Center is covered by flood insurance and is above the 100 year flood mark. Currently, a portion of the Solar Living Center is rented to the Real Goods Institute for Solar Living, a not-for-profit organization.

D. SEASONALITY. As with nearly all retail enterprises, the Company's business is seasonal, and it customarily generates approximately 37% of its revenues in its third fiscal quarter which is the last calendar quarter of the year. The Company's execution in its third quarter is material to its financial success for a fiscal year. Poor third quarter results in any given year would adversely impact the Company to a greater absolute extent than poor results in any other quarter.

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

I. DEPENDENCE ON KEY PERSONNEL. The Company is substantially dependent on the continued services of its Founder and Chairman, John Schaeffer. The loss of Mr. Schaeffer's services for any substantial period of time could possibly have a material adverse impact on the Company. The Company maintains a $1,000,000 insurance policy on Mr. Schaeffer's life.

J. Dependence on Certain Suppliers, Including Foreign Suppliers. The Company carries approximately 350 products in each color
catalog.   No more that 6% of the Company's sales arise from a
single product. Approximately 7% of the Company's sales are generated from products purchased directly from foreign countries. Accordingly, the Company is subject to both exchange rate fluctuations and possible disruptions in supplies for those products. The Company could also be vulnerable because 5.7% of its revenues derive from products purchased from a single supplier. However, there is at least one alternative supplier for each product in every case, and management believes that any such effect would be temporary.

K.  COST INCREASES.   For the portion of its sales derived from
mail order catalogs, the Company is particularly susceptible to increases in paper prices and postal and shipping charges. There is an immediate effect on the Company's catalog marketing costs as a result of the paper market price fluctuations. Since paper capacity is relatively fixed, the Company believes that prices in this market are directly affected by the strength of the economy. Increased paper prices as well as increased mailing and shipping charges could substantially adversely impact the Company's catalog growth and profitability. Increased paper prices result in lower costs, but other catalog merchants may be encouraged to expand their mailings.

Postage costs are also affected by price changes by the United
States Postal Service and United Parcel Service. The Company does expect annual increases in United Parcel Service's charges.

L.  CONTROL.  Because of his stock ownership position, John
Schaeffer is likely to continue to have the ability to significantly influence control over the operations and strategy of the Company.
Item 7.   FINANCIAL STATEMENTS.

REAL GOODS TRADING CORPORATION

TABLE OF CONTENTS

                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                 17

FINANCIAL STATEMENT AS OF AND FOR THE YEARS
ENDED MARCH 31, 1999 AND 1998:

Balance Sheets                                               18

Statements of Operations                                     19

Statements of Cash Flows                                     20

Statements of Shareowners' Equity                            21

Notes to Financial Statements                              22-28
Board of Directors and Shareowners
Real Goods Trading Corporation:

We have audited the accompanying balance sheets of Real Goods Trading Corporation (the "Company") as of March 31, 1999 and 1998 and the related statements of operations, shareowners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Real Goods Trading
Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Oakland, California
May 21, 1999

                REAL GOODS TRADING CORPORATION
                        BALANCE SHEETS
                   MARCH 31, 1999 AND 1998
                 (In thousands except share data)

                                             1999       1998
ASSETS
Current assets:
  Cash                                      $ 2,048   $ 1,301
Accounts receivable, net of allowance of $6
 in 1999 and 1998                               240       210
  Note receivable                                20        -
  Inventories, net                            2,080     2,336
  Deferred catalog costs, net                   272       439
  Prepaid expenses                              266       214
  Income taxes receivable                        89       167

       Total current assets                   5,015     4,667

Property, equipment and improvements, net     3,553     3,407
Other assets                                    198       153
Property held for sale                           78       102
Note receivable - affiliate                     196        -
Deferred income taxes                            39        -
Total assets                                $ 9,079   $ 8,329

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                          $   873   $   726
  Accrued expenses                              620       327
  Deposits                                      138       434
  Current maturities of long-term debt           16        17
  Deferred income taxes                           -        23
  Other taxes payable                            57        52
      Total current liabilities               1,704     1,579

Long-term debt                                  552       568
Total liabilities                           $ 2,256   $ 2,147

Shareowners' equity:
Common stock, without par value:
  Authorized 10,000,000 shares;
  issued and outstanding,
  4,080,742 and 3,857,215 shares,
  respectively                                7,188      6,065

Retained earnings (accumulated deficit)        (365)       117
     Total shareowners' equity                6,823      6,182
     Total liabilities and shareowners'
       equity                               $ 9,079    $ 8,329

                    See notes to financial statements
                     REAL GOODS TRADING CORPORATION
                      STATEMENTS OF OPERATIONS
                   YEARS ENDED MARCH 31, 1999 AND 1998
              (In thousands except share and per share data)

                                           1999         1998
Net Sales                                  $ 17,219     $ 17,034
Cost of sales                                 9,752        8,836
  Gross profit                                7,467        8,198
Selling, general and administrative expenses  8,132        8,562

Loss from operations                           (665)        (364)

Interest income (expense), net                   42          (71)

Loss on disposition of assets                    (9)         (43)

Loss before income taxes                       (632)        (478)

Income tax benefit                              150          156

  Net loss                                 $   (482)     $  (322)

Net loss per share, basic                  $  (0.12)     $ (0.09)
Net loss per share, diluted                $  (0.12)     $ (0.09)

Weighted average shares outstanding,
 basic                                    4,004,286    3,472,257

Weighted average shares outstanding,
 diluted                                  4,004,286    3,472,257

                      See notes to financial statements
                       REAL GOODS TRADING CORPORATION
                         STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1999 AND 1998
                               (In thousands)
                                                  1999    1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $(482)  $(322)
Adjustments to reconcile net loss
  to net cash provided by operating activities:
  Depreciation and amortization                    344     314
  Loss on disposition of assets                      9      43
  Deferred income taxes                            (39)      -
  Other                                             14      30
Changes in assets and liabilities:
  Accounts receivable                              (30)    (56)
  Note receivable                                  (20)      -
  Inventories                                      256    (285)
  Deferred catalog costs, net                      167     (56)
  Prepaid expenses                                 (52)   (102)
  Income taxes   receivable                         55    (167)
  Accounts payable                                 147     245
  Accrued expenses and other                       298      27
  Deposits                                        (296)    361
  NET CASH PROVIDED BY OPERATING ACTIVITIES        371      32

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, and construction
    in progress                                   (514)   (494)
  Purchase of other assets                         (45)    (35)
  Proceeds from sale of equipment and
    other assets                                    25      88
  Note receivable - affiliate                     (196)     -

       NET CASH USED IN INVESTING ACTIVITIES      (730)   (441)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net    1,138   1,793
  Repayment of debt                                (17)   (596)
  Purchase of common stock                         (15)     -
     NET CASH PROVIDED BY FINANCING ACTIVITIES   1,106   1,197

NET INCREASE IN CASH                               747     788
CASH AT BEGINNING OF PERIOD                      1,301     513
CASH AT END OF PERIOD                           $2,048  $1,301

Other cash flow information:
  Interest paid                                    $48     $95
  Income taxes paid                                  1       1

                    See notes to financial statements
                       REAL GOODS TRADING CORPORATION
                      STATEMENTS OF SHAREOWNERS' EQUITY
                     YEARS ENDED MARCH 31, 1999 AND 1998
                               (In thousands)

                               Common Stock
                                                          Total
                       Number of          Retained   Shareowners'
                         Shares   Amount  Earnings      Equity
BALANCE, MARCH 31, 1997    $3,404   $4,252     $ 439     $4,691

Issuance of common stock
 for bonuses                    4       20                   20

Issuance of common stock
 for direct public
 offering, net of
 offering costs of $598       449    1,793                1,793

Net loss                                        (322)      (322)

BALANCE, MARCH 31, 1998     3,857   $6,065     $ 117     $6,182

Issuance of common
stock for direct
public offering, net
of offering costs of $99      228    1,138                1,138

Shares repurchased             (4)     (15)                 (15)

Net loss                                        (482)      (482)

BALANCE, MARCH 31, 1999    4,081   $7,188      $(365)   $6,823

                   See notes to financial statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Real Goods Trading Corporation (the "Company") was organized on July 1, 1990 and sells primarily environmentally related and renewable energy products through mail order catalogs, four retail stores, and direct sales of its renewable energy department.

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

PROPERTY HELD FOR SALE - The building and land which were the former Snow Belt Store are currently held for sale.

NOTE RECEIVABLE - AFFILIATE - The note receivable represents fundsadvanced to the Real Goods Institute for Solar Living
("ISL") and bears interest at 5.25% per year. Interest only is payable until the ISL achieves self-funding.

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

EARNINGS(LOSS) PER SHARE - Basic earnings(loss) per share are computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings(loss) per share reflect the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. Dilutive stock options were not included for the fiscal years ended March 31, 1999 and 1998, as the Company incurred a net loss in each year and the effect would be antidilutive.

RECLASSIFICATION - The 1998 financial statements have been reclassified in order to conform to the March 31,1999 presentation.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees".

COMPREHENSIVE INCOME - Comprehensive loss and net loss are the same.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No.131 Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has adopted this standard effective for the Company's fiscal year ending March 31, 1999 (note 11).

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is expected to be effective for the Company's fiscal 2002. The Company believes that this statement will not have a material effect on its financial statements.

2.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following at
March 31 (in thousands):
                                                1999      1998
   Land                                       $   480   $   480
   Land improvements                              783       782
   Buildings and leasehold improvements         1,551     1,579
   Equipment, furniture and fixtures            1,732     1,308
   Construction in progress                        15        10
            Total                               4,561     4,159

   Less accumulated depreciation               (1,008)     (752)
   Property, equipment and improvements, net  $ 3,553   $ 3,407

3.  LINE OF CREDIT

The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1.5% over the prime rate, payable in monthly installments. The line is personally guaranteed by the Company's Chairman and largest shareowner. At March 31, 1999 and 1998, no amounts were outstanding on the Company's line of credit. Effective in April 1999, the line was extended through August 31, 1999.

The line of credit agreement contains restrictive covenants including debt to net worth and current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets, including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's Chairman and largest shareowner. At March 31, 1999 and 1998, the Company was in compliance with all covenants of the line of credit agreement.

4.  DEBT

Long term debt consists of the following at March 31 (in thousands):

                                                 1999      1998
   Small Business Administration term loan,
   interest at 7.77%, payable through
   September 2016, secured by land and
   building in Hopland, California.              $  568    $  583

   Other                                             -          2

          Total                                     568       585
Less:  current portion                               16        17
Long-term portion                                $  552    $  568

Principal payments on long-term debt
 are as follows (in thousands):

   Fiscal Year ending March 31:
   2000                                          $  16
   2001                                             17
   2002                                             19
   2003                                             20
   2004                                             22
   Thereafter                                      474

          Total                                 $  568

5.  DISPOSITION OF ASSETS

In August 1997 the Company completed the sale of the non-real property assets of its Amherst, Wisconsin store to two former employees for net proceeds of $88,000, and recorded a loss of $13,000. The Company is seeking to sell the land and building in which the store was located. At March 31, 1999, the land and building had a net book value of $78,000. During fiscal 1999 the Company sold and disposed of additional miscellaneous fixed assets for a net loss of $9,000 which included a further write down of its Wisconsin store of $10,000.

6.  LEASES

The Company has operating leases for its offices, warehouse facilities, the Eugene and Berkeley stores and certain equipment, which expire from 1999 through 2004. Rental expense for the years ended March 31, 1999 and 1998 was $308,000 and $188,000 respectively.

Future minimum annual lease payments under operating leases are as follows (in thousands):

Fiscal Year ending March 31:
       2000                                     $  341
       2001                                        325
       2002                                        312
       2003                                        235
       2004                                        226
                     Total                      $1,438

7.  INCOME TAXES

Income tax benefits consist of the following for the years ended
March 31 (in thousands):

                                           1999         1998
  Current:
  Federal                                  $   -        $  (167)
  State                                        1              1

            Total                              1           (166)
  Deferred - federal                        (151)            10

            Total benefit                $  (150)        $ (156)

The income tax benefit for financial reporting purposes are different from the tax provision computed by applying the statutory federal income tax rate. The differences for each year are reconciled as follows (in thousands):

                                          1999          1998
Federal income taxes at
 statutory income tax rate (34%)           $ (215)       $  (163)
State taxes net of federal tax benefit        (14)           (29)
Effect of permanent differences                 8            (33)
Valuation allowance                           107              6
Other                                         (36)            (7)

Benefit                                    $ (150)        $ (156)

The components of the net deferred tax asset (liability) at year-end are as follows (in thousands):

                                               1999      1998
Deferred tax assets:
Benefit of net operating loss carryforwards    $ 183     $  76

Stock option compensation                         14         4
Reduction in cost of property                     15         1
Other                                             10         9
                                                 222       110
Less valuation allowance                        (183)      (76)

Non-current deferred tax asset                    39        34
Deferred tax assets (liabilities):
Inventory reserves                            $   99    $    -
Catalog costs                                    (37)      (78)
Accruals                                          32         7
Other                                             (5)       (6)
Current deferred tax assets (liabilities)         89       (57)
Net deferred tax asset (liability)            $  128    $  (23)

Because of the uncertain nature of their ultimate utilization, a valuation allowance is recorded against the deferred tax assets associated with the net operating losses. At March 31, 1999, the Company has net operating losses available for carryforward of approximately $376,000 and $682,000 for federal and state purposes, respectively. The federal net operating loss and $316,000 of the state net operating losses will expire in 2013 through 2018. The remaining state net operating losses expire through 2004.

8.  SHAREOWNER AGREEMENTS

The Chairman of the Board, founder and largest shareowner has a renewable one-year employment agreement with the Company which provides for an annual salary of $125,000. Additionally, he has personally guaranteed the Company's line of credit agreement. (See Note 3.)

The Company also has a split dollar life insurance agreement with this individual whereby the Company pays the premiums. The Company has been granted a security interest in the cash value and death benefit of the policy, and certain shares of the Company stock owned by the Chairman of the Board have been pledged as additional collateral during the period in which the premiums exceed the cash surrender value. The net cash surrender value at March 31, 1999 was $180,000 and is included in other assets.

9.  SHAREOWNERS' EQUITY

On August 11, 1997 the Company commenced a direct public offering of up to 1,000,000 shares of newly issued stock and 300,000 shares offered by a selling shareholder at $5.50 per share. The offering closed on June 30, 1998.

Through March 31, 1999, the Company had issued 676,641 new shares of common stock, generating gross proceeds of $3,620,000, and had incurred costs of $697,000 related to the direct public offering.

In August 1998, the Company was authorized to repurchase up to $100,000 of common stock in open market and private transactions. In fiscal 1999, 3,900 shares were repurchased for $14,850 and retired. Through March 31, 1999, a total of 13,084 shares had been repurchased and retired at an average price of $4.88 per share.

10. BENEFIT PLANS AND STOCK OPTIONS

The Company sponsors a 401(k) retirement plan. The plan does not require matching funds from the Company, and the Company has made no contributions to the plan.

Under the Company's Second Amended and Restated Fiscal 1993 Stock Incentive Plan ("Employee Plan") the Company can grant incentive and non-qualified options to purchase 800,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding five years from the date of grant. Options expire ten years from date of grant. As of March 31, 1999, options to purchase 627,950 shares were outstanding. Subsequent to year-end, the number of options for grant under the plan was increased from 800,000 to 1,200,000.

The Company has reserved 100,000 shares of common stock for its Non-Employee Directors' Stock Option Plan ("Director's Plan").
As of March 31, 1999, options to purchase 39,000 shares were outstanding and none have been exercised.

In September 1998 the Board of Directors revised the exercise price of all outstanding Employee Plan options to $4.50 per share.

                                                         Weighted
                                                          Average
                                          Number of      Exercise
                                            Shares         Price
                                       (in thousands)
Outstanding at March 31, 1997                  268         $ 5.40

Granted                                        129           5.23
Forfeited                                      (53)          5.21

Outstanding at March 31, 1998                  344         $ 5.37

Granted                                        448           4.50
Forfeited                                     (125)          5.37
Terminated as a result of option
  repricing                                   (341)          5.39
Issued as a result of option
  repricing                                    341           4.50
Outstanding at March 31, 1999                  667         $ 4.59

Shares exercisable at March 31, 1999           163         $ 4.59
Shares available for grant at
  March 31, 1999                               207
Range of exercise prices                 $4.00 to $7.12
  Weighted average remaining
    contractual life at March 31, 1999      8.2 years


Additional Stock Plan Information

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No.25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements in fiscal 1999 or 1998.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected life, 120 months following vesting in fiscal 1999 and fiscal 1998, stock volatility, 32.00% in fiscal 1999 and 31.55% in fiscal 1998; risk free interest rate 5.5% in fiscal 1999 and 6.0% in fiscal 1998; and no dividends during the expected term.
The Company's calculations are based on a multiple option valuation approach and forfeitures are calculated at a 50% rate, based on the Company's historical experience. If the computed fair values of the fiscal 1999 and fiscal 1998 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $569,000 or $.14 per share in fiscal 1999, and the pro forma net loss would have been $360,000 or $0.10 per share in fiscal 1998. However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1999 and fiscal 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

11. SEGMENT INFORMATION

The Company has three divisions (Catalog, Retail and Renewables), all of which sell products purchased from other suppliers directly to customers. The customer bases of all three divisions overlap to some extent, and the purchases and delivery processes to customers overlap as well.

Each of the three divisions qualifies as a reportable segment because each is more than 10% of the combined revenue of all operating segments. Contribution is defined as net sales less cost of goods sold and direct expenses. Financial information for the Company's business segments was as follows:

                                         FY 1999        FY 1998
Net Sales:

        Catalog Division                  $10,540        $12,029
        Retail Division                     3,743          2,910
        Renewables Division                 2,936          2,041
        Other                                   -             54
        Consolidated Net Sales            $17,219        $17,034

Contribution:


        Catalog Division                  $ 5,126        $ 6,287
        Retail Division                     1,400          1,170
        Renewables Division                   941            687
        Other                                   -             54
        Consolidated Contribution         $ 7,467        $ 8,198

Reconciliation of Contribution to net loss:

        Selling, general &
          administrative expenses
        Catalog Division                  $ 5,354        $ 6,236
        Retail Division                     1,748          1,450
        Renewables Division                 1,000            701
        Other                                  30            175
        Consolidated S G & A expenses     $ 8,132        $ 8,562

        Interest (income) expense             (42)            71
        Loss on sales of assets                 9             43
        Income tax benefit                   (150)          (157)

             Net Loss                     $  (482)       $  (321)

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

Information with respect to this Item is incorporated by reference to the information set forth under the headings "General Information Regarding Directors and Executive Officers," "Professional Experience of Executive Officers and Directors" and "Reports Required by Section 16(a)" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners.

Item 10.   EXECUTIVE COMPENSATION.

Information with respect to this Item is incorporated by reference to the information set forth under the headings
"Remuneration of Directors," "Compensation of Executive Officers" and "Employee Contracts, Employment Termination and
Change-in-Control Arrangements" under the section entitled "Board of Directors" in the Company's Proxy Statement for the 1999
Annual Meeting of Shareowners.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information with respect to this Item is incorporated by reference to the information set forth in the section entitled
"Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of
Shareowners.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item is incorporated by reference to the information set forth under the heading "Certain
Relationships and Related Transactions" under the section entitled " Board of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareowners.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  See Index to Exhibits following Signature Page.

                         ........................
                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June, 1999.

                           REAL GOODS TRADING CORPORATION
                                     (Registrant)

                            By:[S]LESLIE B. SEELY
                                  Leslie B. Seely
                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                Title                   Date

[S]LESLIE B. SEELY    Chief Financial Officer     June 25,1999
   Leslie B. Seely
[S]JOHN SCHAEFFER     Chief Executive Officer     June 25,1999
   John Schaeffer
[S]STEPHEN MORRIS             Director            June 25,1999
   Stephen Morris
[S]SAMUEL SALKIN              Director            June 25,1999
   Samuel Salkin
[S]JOHN LENSER                Director            June 25,1999
   John Lenser
[S]BARRY REDER                Director            June 25,1999
   Barry Reder

Item 13.  INDEX TO EXHIBITS.

Exhibit No.         Description

 3.1*     Articles of Incorporation

 3.2*     Bylaws

 3.2^^    Amendments to Article II of the Bylaws, adopted March
          13, 1999.

10.1*     Form of Indemnification Agreement with Directors

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

10.15**** The Real Goods Trading Corporation Non-Employee
          Directors' Stock Option Plan

10.18^    Term Loan agreement between the Company and Small
          Business Administration, dated June 17, 1996 and certain ancillary documents.

10.20** Loan Agreement between the Company and National Bank of the Redwoods dated April 7, 1998 and certain ancillary documents.

10.23**   Lease of 1324 Tenth St., Berkeley, California.

10.25^^ Changes in Terms of Loan Agreement between the Company and National Bank of the Redwoods dated April 7, 1999.

10.26^^   Lease of 3440 Airway Drive, Santa Rosa, California.

10.27^^   Lease of 205 Clara Street, Unit A, Ukiah, California.

10.28^^   Lease of 77 W. Broadway, Eugene, Oregon.

10.29^^   Lease of 1031 N. State Street, Ukiah, California.

10.30^^   Agreement with Mark Swedlund dated June 1, 1999.

23.2      Independent Auditors' Consent.

* Incorporated by reference to the Company's for 10KSB filed with the Securities and Exchange Commission on October 1,
     1993.

** Incorporated by reference to the Company's for 10KSB filed with the Securities and Exchange Commission on June 19,
     1998.

*** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29,
     1994.

**** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 28, 1995.

^ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June
     11, 1997.

^^ Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on June
     25, 1999.
</DOC>

























                     CHANGE IN TERMS AGREEMENT

Borrower:  REAL GOODS TRADING CORPORATION
           3440 AIRWAY DRIVE
           SANTA ROSA, CA  95403

Lender:    National Bank of the Redwoods
           Ukiah Office
           326 East Perkins
           Ukiah, CA 95482

Principal Amount:  $1,500,000.00

Date of Agreement:  April 7, 1999

DESCRIPTION OF EXISTING INDEBTEDNESS. PROMISSORY NOTE DATED APRIL
7, 1998 IN THE ORIGINAL PRINCIPAL AMOUNT OF $1,500,000.00 AND ANY
MODIFICATIONS THEREOF.

DESCRIPTION OF CHANGE IN TERMS. MATURITY DATE IS EXTENDED FROM
APRIL 7, 1999, TO AUGUST 31,1999, WITH INTEREST PAYABLE MONTHLY
BEGINNING APRIL 30,1999 AND EACH MONTH THEREAFTER UNTIL MATURITY,
AT WHICH TIME ALL OUTSTANDING PRINCIPAL AND ACCRUED UNPAID
INTEREST WILL BE DUE AND PAYABLE.

CONTINUING VALIDITY. Except as expressly changed by this Agreement, the terms of the original obligation or obligations, Including all agreements evidenced or securing the obligation(s), remain unchanged and in full force and effect. Consent by Lender to this Agreement does not waive Lender's right to strict performance of the obligation(s) as changed, nor obligate Lender to make any future change In terms. Nothing In this Agreement will constitute a satisfaction of the obligation(s). It Is the Intention of Lender to retain as liable parties all makers and endorsers of the original obligation(s), including accommodation parties, unless a party Is expressly released by Lender In writing. Any maker or endorser, Including accommodation makers, will not be released by virtue of this Agreement. It any person who signed the original obligation does not sign this Agreement below, then all persons signing below acknowledge that this Agreement is given conditionally, based on the representation to Lender that the non-signing party consents to the changes and provisions of this Agreement or otherwise will not be released by it. This waiver applies not only to any initial extension, modification or but also to all such subsequent actions.

FEES. In return for extending the maturity date to August 31, 1999, Borrower agrees to pay Lender a non-refundable too of $2,500.00. This fee will be cash when this agreement is signed.

PRIOR TO SIGNING THIS AGREEMENT, BORROWER READ AND UNDERSTOOD ALL
THE PROVISIONS OF THIS AGREEMENT. BORROWER AGREES TO THE TERMS OF
THE AGREEMENT AND ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THE
AGREEMENT.

BORROWER:

        REAL GOODS TRADING CORPORATION

 By:[S]R.A. ZELL, PRESIDENT
       R.A. ZeLL, President and CEO

 LENDER:

        National Bank of the Redwoods

    BY:[S]JOHN HORN
          John Horn
          Authorized Officer
</DOC>

    STANDARD INDUSTRIAL/COMMERCIAL MULTI-TENANT  LEASE-GROSS
         AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION

1.  Book Provisions ("Basic Provisions").
     1.1 Parties: This Lease("Lease"), dated for reference purposes only. February 9, 1999 is made by and between Robert & Toshiko Beeman ("Lessor") and Real Goods Trading Corporation ("Lessee") (collectively the ("Parties," or individually a "Party").

     1.2(a)   Premises:  That certain portion of the Building,
Including all improvements therein or to be provided by Lessor under the terms of this Lease, commonly known by the street address of 3440 Airway Drive, located in the City of Santa Rosa
County of Sonoma , State of CA, with zip code 95403 as outlined on Exhibit A attached hereto ("Premises"). The "Building" is that certain building containing the Premises and generally described
as (describe briefly the nature of the Building):   a 10,649+/-
s.f. office space with in a 20,852+/-s.f.-building located on a
1.51 acre parcel. In addition to Lessee's rights to use and
occupy the Premises as hereinafter specified, Lessee shall have non-exclusive rights to the Common Areas (as defined in Paragraph
2.7 below) as hereinafter specified, but shall not have any
rights to the roof, exterior walls or utility raceways of the Building or to any other buildings in the Industrial Center.* The Premises, the Building, the Common Areas, the land upon which they are located, along with all other buildings and Improvements thereon, are herein collectively referred ton the "Industrial Center." (Also sea Paragraph 2.) *except as specified in Rider
2A.     1.2(b)  Parking:  42 unreserved vehicle parking spaces
("Unreserved Parking Spaces"); and 0 reserved vehicle parking spaces ("Reserved Parking Spaces"). (Also see Paragraph 2.6.)
     1.3  Term:  5 years and 0 months ("Original Term")
commencing March 1, 1999 ("Commencement Date") and ending
February 29, 2004("Expiration Date"). (Also see Paragraph 3.)
     1.4  Early Possession:   None ("'Early Possession Date").
(Also see Paragraphs 3.2 and 3.3.)
     1.5  Base Rent:  $8,500.00 per month ("Base Rent"), payable on the first day of each month commencing March 1, 1999 (Also see Paragraph 4.) [ X ] If this box is checked, this Lease provides for the one Rent to be adjusted per Addendum 1 attached hereto.
     1.6(a)   Bass Rent Paid Upon Execution: $8,500 as Base Rent
for the period March 1999
     1.6(b)   Lessee's Share of Common Area Operating Expenses:
fifty-one percent ( 51 %) ("Lessee's Share") as determined by

[ X ] prorata square footage of the Premises as compared to the total square footage of the Building or [ ] other criteria as described in Addendum
     1.7 Security Deposit: $12,000 ("Security Deposit"). (Also see Paragraph 5.)
     1.8 Permitted Use: General office ("Permitted Use") (Also see Paragraph 6.)
     1.9 Insuring Party. Lessor Is the "Insuring Party." (Also see Paragraph 8.)

     1.10(a) Real Estate Brokers. The following real estate broker(s) (collectively, the "Brokers") and brokerage relationships exist in this transaction and are consented to by the Parties (check applicable boxes):

[   ]         represents Lessor exclusively ("Lessor's Broker");
[   ]         represents Lessee exclusively ("Lessee's Broker"); or
[ X ]         Keegan & Coppin Company, Inc. represents both Lessor
              and Lessee("Dual Agency"). (Also see Paragraph 15.)

     1.10(b)   Payment to Brokers. Upon occupancy of the premises
by the Lessee, Lessor shall pay to said Broker(s) jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate written agreement between Lessor and said Broker(s) (or in the event there is no separate written agreement between Lessor and said Broker(s) the sum of ($28,140) for brokerage services rendered by said Broker(s) in connection with this transaction.

     1.11 Guarantor. The obligations of the Lessee under this Lease are to be guaranteed by N/A ("Guarantee'). (Also see
Paragraph 37.)
     1.12 Addenda and Exhibits. Attached hereto is an Addendum or Addenda consisting of Paragraphs A through H and Exhibits A through E all of which constitute a part of this Lease.

2.  Premises, Parking and Common Areas.

     2.1 Letting. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term, at the rental, and upon all of the terms, covenants and conditions set forth in this Lease. Unless otherwise provided herein, any statement of square footage set forth in this Lease, or that may have been used in calculating rental and/or Common Area
Operating Expenses, is an approximation which Lessor and Lessee agree is reasonable and the rental and Lessee's Share (as defined in Paragraph 1.6(b) based thereon is not subject to revision whether or not the actual square footage is more or less.

     2.2 Condition. Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date and warrants to Lessee that the existing plumbing, electrical systems, fire sprinkler system, lighting, air conditioning and heating systems and loading doors, if any, in the Premises, other than those constructed by Lessee, shall be in good operating condition on the Commencement Date. If a non-compliance with said warranty exists as of the Commencement Date Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the
nature  and extent of such non-compliance, rectify   same at
Lessor's expense. If Lessee does not give Lessor written notice of a non-compliance with this warranty within thirty (30) days after the Commencement Date, correction of that non-compliance shall be the obligation of Lessee at Lessee's sole cost and expense.

     2.3 Compliance with Covenants, Restrictions and Building
Code. Lessor warrants that any improvements (other than those constructed by Lessee or at Lessee's direction) on or in the Premises which have been constructed or installed by Lessor or with Lessor's consent or at Lessor's direction shall comply with all applicable covenants of restrictions of record and applicable building codes, regulations and ordinances in effect on the Commencement Date. Lessor further warrants to Lessee that Lessor has no knowledge of any claim having been made by any governmental agency that a violation or violations of applicable building codes, regulations, or ordinance exist with regard to the Premises as of the Commencement Date. Said warranties shall not apply to any Alterations or Utility Installations (defined in Paragraph 7.3(a)) made or to be made by Lessee. If the Premises do not comply with said warranties, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee given within six (6) months following the Commencement Date and setting forth with specificity the nature and extent of such non-compliance, take such action, at Lessor's expense, as may be reasonable or appropriate to rectify the non-compliance. Lessor makes no warranty that the Permitted Use in Paragraph 1.8 is permitted for the Promises under Applicable Laws (as defined in Paragraph 2.4).

     2.4 Acceptance of Premises. Lessee hereby acknowledges: (a) that it has been advised by the Broker(s) to satisfy itself with respect to the condition of the Premises (including but not limited to the electrical and fire sprinkler systems, security, environmental aspects, seismic and earthquake requirements, and compliance with the Americans with Disabilities Act and applicable zoning, municipal, county, state and federal laws, ordinances and regulations and any covenants or restrictions of record (collectively. "Applicable Laws") and the present and future suitability of the Premises for Lessee's intended use; (b) that Lessee has made such investigation as It deems necessary with reference to Such Matters, is satisfied with reference thereto, and assumes all responsibility therefore as the same relate to Lessee's occupancy of the Premises and/or the terms of this Lease; and (c) that neither Lessor, nor any of Lessor's agents. has made any oral or written representations or warranties with respect to said matters other than as set forth in this Lease.

     2.5 Lessee as Prior Owner/Occupant. The warranties made by Lessor in this Paragraph 2 shall be of no force or effect if immediately prior to the date set forth In Paragraph 1. 1 Lessee was the owner or occupant of the Premises. In such event, Lessee shall, at Lessee's sole cost and expense, correct any non-compliance of the promises with said warranties.
     2.6 Vehicle Parking. Lessee shall be entitled to use the number of Unreserved Parking Spaces and Reserved Parking spaces Specified in Paragraph 1.2(b) on those portions of the Common Areas designated from time to time by Lessor for parking. Lessee shall not use more parking spaces than said number. Said parking spaces shall be used for parking by vehicles no larger than full-size passenger automobiles or pick-up trucks, herein called "Permitted Size Vehicles." Vehicles other than Permitted Size Vehicles shall be parked and loaded or unloaded as directed by Lessor in the Rules and Regulations (as defined in Paragraph 40) issued by Lessor. (Also see Paragraph 2.9.)

     (a) Lessee shall not permit or allow any vehicles that belong to or are Controlled by Lessee or Lessee's employees, suppliers, shippers, customers, contractors or invitees to be loaded, unloaded, or parked in areas other than those designated by Lessor for such activities.

     (b) It Lessee permits or allows any of the prohibited activities described in this Paragraph 2.6, then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove or tow away the vehicle involved and charge the cost to the registered owner of such vehicle.

     (c) Lessor shall at all times during the Term provide the parking facilities required by this lease and by Applicable
Law.

     2.7 Common Areas-Definition. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Industrial Center and interior utility raceways within the Premises that are provided and designated by the Lessor from time to time for the general non exclusive use of Lessor, Lessee and other lessees of the Industrial Center and their respective employees, suppliers, shippers, customers, contractors and invitees, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways and landscaped areas.

     2.8 Common Areas-Lessee's Rights. Lessor hereby grants to Lessee, for the benefit of Lessee and its employees, suppliers, shippers, contractors, customers and invitees, during the term of this Lease, the non-exclusive right to use, in common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Lessor under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Industrial Center. Under no circumstances shall the right herein granted to use the Common Areas be deemed to include the right to store any property, temporarily or permanently, in the Common Areas. Any such storage shall be permitted only by the prior written consent of Lessor or Lessor's designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have, to remove the property and charge the cost to Lessee, which cost shall be immediately payable upon demand by Lessor.
     2.9 Common Areas-Rules and Regulations. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable Rulesand Regulations with respect thereto in accordance with Paragraph 40. Lessee agrees to abide by and conform to all such Rules and Regulations, and take reasonable efforts to cause its employees, suppliers, shippers, customers, contractors and invitees to so abide and conform. Provided Lessor uses reasonable efforts to enforce such rules and regulations, Lessor shall not be responsible to Lessee for the non-compliance with said rules and
regulations by   other lessees of the Industrial Center.

     2.10 Common Areas-Changes*. Lessor shall have the right, in Lessor's sole discretion, from time to time: *Subject to
Section 2.

      (a) To make changes to the Common Areas, including, without limitation, changes in the location, size, shape and number of driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, landscaped areas, walkways and utility raceways;

     (b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;

     (c) To designate other land outside the boundaries of the Industrial Center to be a part of the Common Areas;

     (d) To add additional buildings and improvements to the Common Areas;

     (e) To use the Common Areas while engaged in making additional improvements, repairs or alterations to the Industrial
Center, or any portion thereof; and

     (f) To do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Industrial
Center as Lessor may, in the exercise of sound business judgment, deem to be appropriate.

3.  Term.  See Rider 2A (new Section 2.11)

     3.1 Term. The Commencement Date, Expiration Date and
Original Term of this Lease are as specified in Paragraph 1.3

     3.2 Early Possession. If an Early Possession Date is specified in Paragraph 1.4 and if Lessee totally or partially occupies the Premises after the Early Possession Date but prior to the Commencement Date, the obligation to pay Base Rent shall be abated for the period of such early Occupancy. All other terms of this Lease, however, (including but not limited to the obligations to pay Lessee's Share of Common Area Operating
Expenses and to carry the insurance required by Paragraph 8) shall be in effect during such period. Any such early possession shall not affect nor advance the Expiration Date of the Original Term.
     3.3 Delay In Possession. If for any reason Lessor cannot deliver possession of the Premises to Lessee by the Early Possession Date, if one is specified in Paragraph 1.4, or if no Early Possession Date is specified, by the Commencement Date, Lessor shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease, or the obligations of Lessee hereunder, or extend the term hereof, but in such case, Lessee shall not, except as otherwise provided herein, be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease until Lessor delivers possession of the Promises to Lessee. if possession of the Premises is not delivered to Lessee within sixty (60) days after the Commencement Date, Lessee may, at its option, by notice in writing to Lessor within ten (10) days after the end of said sixty (60) day period, Cancel this Lease, in which event the parties shall be discharged from all obligations hereunder; provided further, however, that if such written notice of Lessee is not received by Lessor within said ten
(10) day period, Lessee's fight to cancel this Lease hereunder shall terminate and be of no further force or effect. Except as may be otherwise provided, and regardless of when the Original Term actually commences, if possession is not tendered to Lessee when required by this Lease and Lessee does not terminate this Lease, as aforesaid, the period free of the obligation to pay Base Rent, if any, that Lessee would otherwise have enjoyed shall run from the date of delivery of possession and continue for a period equal to the period during which the Lessee would have otherwise enjoyed under the terms hereof, but minus any days of delay caused by the acts, changes or omissions of Lessee.

     4. Rent.

     4.1 Base Rent. Lessee shall pay Base Rent and other rent or charges, as the same may be adjusted from time to time, to Lessor in lawful money of the United States, without offset or deduction, on or before the day on which it is due under the terms of this Lease. Base Plant and all other rent and charges for any period during the term hereof which is for less than one full month shall be prorated based upon the actual number of days of the month involved. Payment of Base Rent and other charges shall be made to Lessor at its address stated herein or to such other persons or at such other addresses as Lessor may from time designate in writing to Lessee.

     4.2 Common Area Operating Expenses. Subject to the limit described on Section "F" of the Addendum, Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's Share (as specified in Paragraph 1.6b)) of all Common Area Operating Expenses, as hereinafter defined, during each calendar year of the term of this Lease, in accordance with the following provisions:
     (a) "Common Area Operating Expenses" are defined, for purposes of this Lease. as all non-capital costs incurred by Lessor relating to the ownership and operation of the Industrial Center including, but not limited to, the following:

          (i) The operation, repair and maintenance, in neat, clean, good order and condition, of the following:

               (aa) The Common Areas, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, drive-ways, landscaped areas, striping, bumpers, irrigation systems, Common Area lighting facilities, fences and gates, elevators and roof.

               (bb) Exterior signs and any tenant directories.

               (cc) Fire detection and sprinkler systems.

          (ii) The cost of water, gas, electricity and telephone to service the Common Areas.

          (iii) Any increase above the Base Real Property Taxes
(as defined in Paragraph 10.2(b)) for the Building and the Common
Areas.-See Addendum

          (iv) Any "Insurance Cost-increase" (as defined in
Paragraph 8.1)including increases in the cost of insurance carried by Lessor with respect to the Common Areas, over the amount thereof in the year this lease is executed.

          (v> Any other services to be provided by Lessor that are stated elsewhere in this Lease to be a Common Area operating Expense.
     (b) Any Common Area Operating Expenses and Real Property Taxes that are specifically attributable to the Building or to any other building in the Industrial Center or to the operation, repair and maintenance thereof, shall be allocated entirely to the Building or to such other building. However, any Common Area Operating Expenses and Real Property Taxes that are not specifically attributable to the Building or to any other building or to the operation, repair and maintenance thereof, shall be equitably allocated by Lessor to all buildings in the Industrial Center.

     (c) The inclusion of the improvements, facilities and services set forth in Subparagraph 4.2(a) shall not be deemed to impose an obligation upon Lessor to either have said improvements or facilities or to provide those services unless the Industrial Center already has the same, Lessor already provides the services, or Lessor has agreed elsewhere in this Lease to provide the same or some of them.

     (d) Lessee's Share of Common Area Operating Expenses shall be payable by Lessee within ten (10) days after a reasonably detailed statement of actual expenses is presented to Lessee by Lessor at Lessor's option, however, an amount may be estimated by Lessor from time to time of Lessee's Share of annual Common Area Operating Expenses and the same shall be payable monthly or quarterly, as Lessor shall designate, during each 12-month
Period of the Lease term, on the same day as the Base Rent is due hereunder. Lessor shall deliver to Lessee within sixty (60) days after the expiration of each Calendar year a reasonably detailed statement showing Lessee's Share of the actual Common Area Operating Expenses incurred during the preceding year. If Lessee's payments under this Paragraph 4.2(d) during said Preceding year exceed Lessee's Share as indicated on said statement. Lessee shall be credited the amount of such over payment against Lessee's Share of Common Area Operating Expenses next becoming due (See Rider 3A). If Lessee's payments under this Paragraph 4.2(d) during said preceding year were less than Lessee's Share as indicated on said statement Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after delivery by Lessor to Lessee of said statement.

5. Security Deposit. Lessee shall deposit with Lessor upon Lessee's execution hereof the Security Deposit set forth in Paragraph 1.7 as security for Lessee's faithful performance of Lessee's obligations under this Lease. If Lessee fails to pay Base Rent or other rent or charges due hereunder, or otherwise Defaults under this Lease (as defined in Paragraph 13.1), Lessor may use, apply or retain all or any portion of said Security Deposit for the payment of any amount due Lessor or to reimburse or compensate Lessor for any liability, cost, expense, loss or damage (including attorneys' fees) which Lessor may suffer or incur by reason thereof. If Lessor uses or applies all or any portion of said Security Deposit, Lessee shall within ten (10) days after written request therefore deposit monies with Lessor sufficient to restore said Security Deposit to the full amount required by this Lease. Lessor shall not be required to keep all or any part of the Security Deposit separate from its general accounts. Lessor shall, at the expiration or earlier termination of the term hereof and within reasonable period after Lessee has vacated the Premises, return to Lessee (or, at Lessor's option, to the last assignee, if any, of Lessee's interest herein), that portion of the Security Deposit not used or applied by Lessor. Unless otherwise expressly agreed in writing by Lessor, no part of the Security Deposit shall be considered to be trust to bear interest or other increment for its use, or to be prepayment for any monies to be paid by Lessee under this Lease.

6.  Use.
    6.1  Permitted Use.
    (a) Lessee shall use and occupy the Premises only for the Permitted Use set forth In Paragraph 1.8, or any other legal use which is reasonably comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that is unlawful, creates waste or a nuisance, or that unreasonably disturbs owners and/or occupants of, or causes damage to the Premises or neighboring premises or properties.

    (b) Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessee's assignees or subtenants, and by prospective assignees and subtenants of Lessee, its assignees and subtenants, for a modification of said Permitted Use, so long as the same will not impair the structural Integrity of the Improvements on the Premises or In the Building or the mechanical or electrical systems therein, does not conflict with uses by other lessees, is not significantly more burdensome to the Premises or the Building and the Improvements thereon, and is otherwise permissible pursuant to this Paragraph 6. If Lessor elects to withhold such consent, Lessor shall within five (5) business days after such request give a written notification of same, which notice shall Include an explanation of Lessor's reasonable objections to the change in use.

    6.2  Hazardous Substances.

    (a) Reportable Uses Require Consent. The term "Hazardous Substance" as used in this Lease shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Promises, is either: (i) potentially injurious to the public health, safety or welfare, the environment, or the Premises; (ii) regulated or monitored by any governmental authority; or (iii) a basis for potential liability of Lessor to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substance shall include, but not limited to, hydrocarbons, petroleum, gasoline, crude oil or any products or by-products thereof. Lessee shall not engage in any activity in or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner (at Lessee's sole cost and expense) with all Applicable Requirements (as defined in Paragraph 6.3). "Reportable Use" shall mean (i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority, and (iii) the presence in, on or about the Premises of a Hazardous Substance with respect to which any Applicable Laws require that a notice be given to persons entering or occupying the Promises or neighboring properties. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent, but upon notice to Lessor and in compliance with all Applicable Requirements, use any ordinary and customary materials reasonably required to be used by Lessee in the normal course of the Permitted Use, so long as such use is not a Reportable Use and does not expose the Premises or neighboring properties to any meaningful risk of contamination or damage or expose Lessor to any liability therefor. In addition, Lessor may (but without any obligation to do so) condition its consent to any Reportable Use of any Hazardous Substance by Lessee upon Lessee's giving Lessor such additional assurances as Lessor, in its reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or injury and/or liability therefor, including but not limited to the installation (and, at Lessor's option, removal on or before Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit under Paragraph 5 hereof.

     (b) Duty to Inform Lessor. If Lessee knows, or has reasonable cause to believe, that a Hazardous Substance has come to be located in, on, under or about the Promises or the Building, other than as previously consented to by Lessor, Lessee shall immediately give Lessor written notice thereof, together with a copy of any statement, report, notice, registration, application, permit, business plan, license, claim, action, or proceeding given to, or received from, any governmental authority or private party concerning the presence, spill, release, discharge of, or exposure to, such Hazardous Substance including but not limited to all such documents as may be involved in any Reportable Use involving the Premises. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on, under or about the Premises (including, without limitation, through the plumbing or sanitary sewer system).

     (c) Indemnification. Lessee shall indemnify, protect, defend and hold Lessor, its agents, employees, lenders and ground lessor, if any, and the Premises, harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, loss of permits and attorneys' and consultants' fees arising out of or involving any Hazardous Substance brought onto the Promises by or for Lessee or by anyone under Lessee's control. Lessee's obligations under this Paragraph 6.2(c) shall include, but not be limited to, the effects of any contamination or injury to person, property or the
environment created or suffered by Lessee, and the cost of investigation (including consultants' and attorneys' fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessee from its obligations under this Lease with respect to Hazardous Substances, unless specifically so agreed by Lessor in writing at the time of such agreement
    6.3 Lessee's Compliance with Requirements. Lessee shall at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Requirements," which term is used in this Lease to mean all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire insurance underwriter or rating bureau, and the recommendations of Lessor's engineers and/or consultants, relating in any manner to the Lessee's use and/or occupancy of the Premises (including but not limited to matters pertaining to (i) industrial hygiene, (ii) environmental conditions on, in, under or about the Premises, including soil and groundwater conditions, and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill, or release of any Hazardous Substance), now in effect or which may hereafter come into effect. Lessee shall, within five (5) days after receipt of Lessor's written request, provide Lessor with copies of all documents and information, Including but not limited to permits, registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any Applicable Requirements specified by Lessor, and shall immediately upon receipt, notify
Lessor in     writing (with copies of any documents involved) of
any threatened or actual claim notice citation, warning, complaint or report pertaining to or involving failure by Lessee or the Premises to corn with any Applicable Requirements. See Rider 3 (B)
    6.4  Inspection;   Compliance with Law. Lessor, Lessor's
agents, employees, contractors and designated representatives and the holders of any mortgages, deeds of trust or ground leases on the Promises ("Lenders") shall have the right to enter the Premises at any time in the case of an emergency, and otherwise at reasonable times on reasonable prior notice for the purpose of inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease and all Applicable Requirements (as defined in Paragraph 6.3), and Lessor shall be entitled to employ experts and/or consultants in connection therewith to advise Lessor with respect to Lessee's activities, including but not limited to Lessee's installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance on or from the Premises. The costs and expenses of any such inspections shall be paid by the party requesting same, unless a Default or Breach of this Lease by Lessee or a material violation of Applicable Requirements or a contamination, caused or materially contributed to by Lessee, is found to exist, or unless the inspection is requested or ordered by a governmental authority as the result of any such existing violation or contamination. In such case, Lessee shall upon request reimburse Lessor or Lessor's Lender, as the case may be, for the costs and expenses of such Inspections.

7.  Maintenance, Repairs, Utility Installations, Trade Fixtures and
Alterations.

    7.1 Lessee's Obligations.
         (a) Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance with Covenants, Restrictions and Building Code), 7.2 (Lessor's Obligations), 9 (Damage or Destruction), and 14 (Condemnation), Lessee shall, at Lessee's sole cost and, expense and at all times, keep the Premises and every part thereof in good order, condition and repair ordinary wear and tear expected but excluding any items which are the responsibility Lessor pursuant to Paragraph 7.2 below. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. SEE RIDER 3(C).

    (b) However, Lessor reserves the right, upon notice to Lessee, to procure and maintain the contract for the heating, air conditioning and ventilating systems and if Lessor so elects, Lessee shall reimburse Lessor, upon demand, for the cost thereof.
Lessor agrees to service  HVAC system.

    (c) If Lessee fails to perform Lessee's obligations under this Paragraph 7.1, Lessor may enter upon the Premises after ten (10) days' prior written notice to Lessee (except in the case of an emergency, in which case no notice shall be required), perform such obligations on Lessee's behalf, and put the Premises in good order, condition and repair, In accordance with Paragraph 13.2 below.

    7.2 Lessor's Obligations. Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance with Covenants, Restrictions and Building Code), 4.2 (Common Area Operating Expenses), 6 (Use), 7.1 (Lessee's Obligations), 9 (Damage or Destruction) and 14 (Condemnation), Lessor, subject to reimbursement pursuant to Paragraph 4.2, shall keep in good order, condition and repair the foundations, exterior walls, structural condition of interior bearing walls, exterior roof, fire sprinkler and/or standpipe and hose (if located in the Common Areas) or other automatic fire extinguishing system including fire alarm and/or smoke detection systems and equipment, fire hydrants, parking lots, walkways, parkways, driveways, landscaping, fences, signs and utility systems serving the Common Areas and all parts thereof as well as providing the services for which there is a Common Area Operating Expense pursuant to Paragraph 4.2. Lessor shall not be obligated to paint the exterior or interior surfaces of exterior walls nor shall Lessor be obligated to maintain, repair or replace windows, doors or plate glass of the Premises. Lessee expressly waives the benefit of any statute now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessor's expense or to terminate this Lease because of Lessor's failure to keep the Building, Industrial Center or Common Areas in good order, condition and repair. See Rider 4(A)

    7.3  Utility Installations, Trade Fixtures, Alterations.

         (a) Definitions; Consent Required. The term "Utility Installations" is used in this Lease to refer to all air lines, power panels, electrical distribution, security, fire protection systems, communications systems, lighting fixtures, heating ventilating and air conditioning equipment, plumbing, and fencing in, on or about the Premises. The term "Trade Fixtures" shall mean Lessee's machinery equipment and other personal property and fixtures which can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the improvements on the Premises which are provided by Lessor under the terms of this Lease, other than Utility Installations or Trade Fixtures."Lessee-Owned Alterations and/or Utility Installations" are defined as Alterations and/or Utility Installations made by Lessee that are not yet owned by Lessor pursuant to Paragraph 7.4(a). Lessee shall not make nor cause to be made any Alterations or Utility Installations in, on, under of about the Premises without Lessor's prior written consent. Lessee may, however, make non-structural Utility Installations to the interior of the Premises (excluding the roof) without Lessor's consent but upon notice to Lessor so long as they are not visible from the outside of the Promises, do not involve puncturing, relocating or removing the roof, floors or any existing walls, or changing or interfering with the fire sprinkler or fire defection systems and the cumulative cost thereof during the term of this Lease as extended does not exceed $10,000.

         (b) Consent. Any Alterations or Utility installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3(a) or by subsequent specific consent, shall he deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities; (ii) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility Installation to Lessor prior to commencement of the work thereon; and (iii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner Any Alterations or Utility Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and be in compliance with all Applicable Requirements. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor.
     (c) Lien Protection. Lessee shall pay when due all claims for labor or materials furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Promises or any interest therein. Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in, on, or about the Premises, and Lessor shall have the right to post notices of non responsibility in or on the Premises as provided by law. If Lessee shall, in good faith, contest the validity or any such lien, claim or demand, then Lessee shall, at its sole expense, defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfying the requirements of California law for releasing from the effect act of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorney's fees and costs in participating such action prior to recordation of such surety bond if Lessor shall decide it is to its best interest to do so.

    7.4  Ownership, Removal,  Surrender and Restoration
    (a) Ownership. Subject to Lessor's right to require their removal and to cause Lessee to become the owner thereof as hereinafter provided in this Paragraph 7.4, all Alterations and Utility Installations made to the Premises by Lessee shall be the property of and owned by Lessee, but considered a part of the Premises. Unless otherwise instructed per Subparagraph 7.4(b) hereof, all Lessee-Owned Alterations and Utility Installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon the Promises and be surrendered with the Premises by Lessee.
    (b) Removal. Unless otherwise agreed in writing, Lessor may require that any or all Lessee Owned Alterations or Utility Installations except data & telecommunications cabling be removed by the expiration or earlier termination of this Lease, notwithstanding that their installation may have been consented to by Lessor. Lessor may require the removal at any time of all or any part of any Alterations or Utility Installations made without the required consent of Lessor. See Rider 4(B)
   (c) Surrender/Restoration. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. Ordinary wear and tear shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified herein, the Premises, as surrendered, shall include the Alterations and Utility Installations. The obligation of Lessee shall include the repair of any damage occasioned to the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment, and Lessee Owned Alterations and Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable Requirements and/or good practice. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed by Lessee subject to its obligation to repair and restore the Premises per this Lease.

8.  Insurance; Indemnity.
    8.1  Payment of Premium Increases.
         (a) As used herein, the term "Insurance Cost Increase" is defined as, any increase in the actual cost of the insurance applicable to the Building and the common areas and required to be carried by Lessor pursuant to Paragraphs 8.2(b), 8.3(a) and 8.3(b) ("Required Insurance"), over and above the Base Premium, as hereinafter defined, calculated on an annual basis. "Insurance Cost Increase" shall include, but not be limited to, requirements of the holder of a mortgage or deed of trust covering the Premises, increased valuation of the Premises, and/or a general premium rate increase. The term "Insurance Cost Increase" shall not, however, include any premium increases resulting from the nature of the occupancy of any other lessee of the Building. If the parties insert a dollar amount in Paragraph 1.9, such amount shall be considered the "Base Premium." If a dollar amount has not been inserted in Paragraph 1,9 and if the Building has been previously occupied during the twelve (12) month period immediately preceding the Commencement Date, the "Base Premium" shall be the annual premium applicable to such twelve (12) month period. If the Building was not fully occupied during such twelve (12) month period, the "Base Premium" shall be the lowest annual premium reasonably obtainable for the Required Insurance as of the Commencement Date, assuming reasonable & customary use of the Building. In no event, however, shall Lessee be responsible for any portion of the premium cost attributable to liability insurance coverage in excess of $1,000,000 procured under Paragraph 8.2(b).
    (b) Lessee shall pay any Insurance Cost Increase to
Lessor pursuant to Paragraph 4.2. Premiums for policy periods commencing prior to, or extending beyond, the term of this Lease shall be prorated to coincide with the corresponding Commencement Date or Expiration Date.

    8.2  Liability Insurance.
         (a) Carried by Lessee. Lessee shall obtain and keep in force during the term of this Lease a Commercial General
Liability policy of insurance protecting Lessee, Lessor and any Lender(s) whose names have been provided to Lessee in writing (as additional insureds) against claims for bodily injury, personal injury and properly damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with an "Additional Insured-Managers or Lessors of Premises" endorsement and contain the "Amendment of the Pollution Exclusion" endorsement for damage caused by heat, smoke or fumes from a hostile fire. The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an "Insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said insurance required by this Lease or as carried by Lessee shall tint, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.
    (b) Carried by Lessor. Lessor shall also maintain liability insurance described in Paragraph 8.2(a) above for the Industrial Center, in addition to and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall not be named as an additional insured therein.

    8.3  Property Insurance-Building, Improvements and Rental
Value.

         (a) Building and Improvements. Lessor shall obtain and keep in force during the term of his Lease a policy or policies in the name of Lessor, with loss payable to Lessor and to any Lender(s), insuring against loss or damage to the Industrial Center. Such insurance shall be for full replacement cost, as the same shall exist from time to time, or the amount required by any Lender(s), but in no event more than the commercially reasonable and available insurable value thereof if, by reason of the unique nature or age of the improvements involved, such latter amount is less than full replacement cost. Lessee Owned Alterations and Utility Installations, Trade Fixtures and Lessee's personal property shall be insured by Lessee pursuant to Paragraph 8.4. If the coverage is available and commercially appropriate, Lessor's policy or policies shall insure against all risks of direct physical loss or damage (except the perils of flood and/or earthquake unless required by a Lender or included in the Base Premium), including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Building required to be demolished or removed by reason of the enforcement of any building, zoning, safety or land use laws as the result of a covered loss, but not including plate glass insurance. Said policy or policies shall also contain an agreed valuation provision in lieu of any co-insurance clause, waiver of subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U.S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located.

     (b)  Rental Value. Lessor shall also obtain and keep in
force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and any Lender(s), insuring the loss of the full rental and other charges payable by all lessees of the Building to Lessor for one year (including all Real Properly Taxes, insurance costs, all Common Area Operating Expenses and any scheduled rental increases). Said insurance may provide that in the event the Lease is terminated by reason of an insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one full year's loss of rental revenues from the date of any such loss. Said insurance shall contain an agreed valuation provision in lieu of any co-insurance clause, and the amount of coverage shelf be adjusted annually to reflect the projected rental income, Real Properly Taxes, Insurance premium costs and other expenses, If any, otherwise payable, for the next 12-month period
     (c) Adjacent Promises. Lessee shall pay for any increase
in the premiums for the property insurance of the Building and
for the   Common Areas or other buildings In the Industrial Center
if said increase is caused by Lessee's acts, omissions, use or occupancy of the Premises.
     (d) Lessee's Improvements. Since Lessor Is the Insuring
Party, Lessor shall not be required to insure Lessee-Owned Alterations and Utility Installations unless the Item in question has become the property of Lessor under the terms of this Lease.
     8.4 Lessee's Property Insurance. Subject to the requirements of Paragraph 8.5, Lessee at its cost shall either by separate policy or, at Lessee's option, by endorsement to a policy already carried, maintain insurance coverage on all of Lessee's personal property, Trade Fixtures and Lessee-Owned Alterations and
Utility Installations in, on, or about the Premises similar in coverage to that carried by Lessor as the Insuring Party under Paragraph 8.3(a). Such insurance shall be full replacement cost coverage. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property and the restoration of Trade Fixtures and Lessee-Owned Alterations and Utility Installations. Upon request from Lessor, Lessee shall provide Lessor with written evidence that such insurance is in force. See Rider 5(A)
     8.5 Insurance Policies. Insurance required hereunder shall be in companies duly licensed to transact business in the state where the Premises are located, and maintaining during the policy term a "General Policyholders Rating" of at least B+, V, or such other rating as may be required by a Lender, as set forth In the most current issue of "Best's Insurance Guide." Lessee shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this Paragraph 8. Lessee shall cause to be delivered to Lessor, within seven (7) days after the earlier of the Early Possession Date or the Commencement Date, certified copies of, or certificates evidencing the existence and amounts of, the insurance required under Paragraph 8.2(a) and 8.4. No such policy shall be cancelable or subject to modification except after thirty (30) days' prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor with evidence of renewals or "insurance binders" evidencing renewal thereof, or Lessor may order on at least 10 days prior written notice to Lessee such insurance and charge the cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand.
    8.6 Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor each hereby release and relieve the other, and waive their entire right recover damages (whether in contract or in tort) against the other, for loss or damage to their property arising out of or incident to the perils required to be insured against under Paragraph 8 to the extent of insurance proceeds actually received. Lessor and Lessee agree to have their respective Insurance companies issuing property damage Insurance waive any right to subrogation that such companies may have against Lessor or Lessee, as the case may be, so long as the insurance is not invalidated thereby.
    8.7 Indemnity. Except for Lessor's negligence and/or breach of express warranties, Lessee shall indemnify, protect, defend and hold harmless the Premises, Lessor and its agents, Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, logs of permits, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connection with, the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act, omission or neglect of Lessee, its agents, contractors, employees or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessee's part to be performed under this Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor) litigated and/or reduced to judgment. In case any action or proceeding be brought against Lessor by reason of any of the foregoing matters, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified. See Rider 5(B)
    8.8 Exemption of Lessor from Liability. Except to the extent due to the negligence of Lessor, its employees or agents, or Lessor's default or breach of this lease, Lessor shall not be liable for injury or damage to the person or goods, wares, merchandise or other property of Lessee, Lessee's employees, contractors, invitees, customers, or any other person in or about the Premises, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said Injury or damage results from conditions arising upon the Premises or upon other portions of the Building of which the Premises are a part, from other sources or places, and regardless of whether the cause of such damage or injury or the means of repairing the same is accessible or not. Lessor shall not be liable for any damages arising from any act or neglect of any other lessee of Lessor nor from the failure by Lessor to enforce the provisions of any other lease in the Industrial Center. Notwithstanding Lessor's negligence or breach of this Lease, Lessor shall under no circumstances be liable for injury to Lessee's business or for any loss of income or profit therefrom.

9. Damage or Destruction.
   9.1  Definitions.
        (a) "Premises Partial Damage" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than fifty percent (50%) of the then Replacement Cost (as defined in Paragraph 9.1 (d)) of the Premises (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures) immediately prior to such damage or destruction.
       (b) "Premises Total Destruction" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction is fifty percent (50%) or more of the then Replacement Cost of the Premises (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures) immediately prior to such damage or destruction. In addition, damage or destruction to the Building, other than Lessee Owned Alterations and Utility Installations and Trade Fixtures of any lessees of the Building, the cost of which damage or destruction is fifty percent (50%) or more of the then Replacement Cost (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures of any lessees of the Building) of the Building shall, at the option of Lessor, be deemed to be Premises Total Destruction.
       (c) "Insured Loss" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations and Trade Fixtures, which was caused by an event required to be covered by the insurance described in Paragraph 8.3(a) irrespective of any deductible amounts or coverage limits involved.

       (d) "Replacement Cost" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation. (a) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by, a Hazardous Substance as defined in Paragraph 6.2(a), in, on, or under the Premises.
     9.2 Premises Partial Damage-Insured Loss. If Premises
Partial Damage that is an Insured Loss occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee-Owned Alterations and Utility Installations) as soon as reasonably possible and this Lease shall continue in full force and effect. In the event, however, that there is a shortage of insurance proceeds and such shortage is due to the fact that, by reason of the unique nature of the improvements in the Premises, full replacement cost insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, within ten
(10) days following receipt of written notice of such shortage and request therefor. If Lessor receives said funds or adequate assurance thereof within said ten (10) day period, Lessor shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within said period, Lessor may nevertheless elect by written notice to Lessee within ten (10) days thereafter to make such restoration and repair as is
commercially reasonable with Lessor paying any shortage in proceeds, in which case this Lease shall remain In full force and effect. If Lessor does not receive such funds or assurance within such ten (10) day period, and if Lessor does not so elect to restore and repair, then this Lease shall terminate sixty (60) days following the occurrence of the damage or destruction. Unless otherwise agreed, Lessee shall in no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction. Premises Partial
Damage due to flood or earthquake shall be subject to
Paragraph 9.3 rather than Paragraph 9.2, notwithstanding that there may be some insurance coverage, but the net proceeds of any such insurance shall be made available for the repairs if made by either Party.
    9.3  Partial Damage-Uninsured Loss. If Premises Partial
Damage that is not an Insured Loss occurs, unless caused by
a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force and effect), Lessor may at Lessor's option, either
(i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) Rider 5(C) give written notice to
Lessee within thirty (30) days after receipt by Lessor of
knowledge of the occurrence of such damage of Lessor's
desire to terminate this Lease as of 5(c) the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay Rider 5(D). Lessee shall provide Lessor with the required funds or commercially reasonable assurance thereof within thirty (30) days following such commitment from Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible after the required funds are available. If Lessee does not give such notice and provide the funds or assurance thereof within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.
     9.4 Total Destruction. Notwithstanding any other provision hereof, if Premises Total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate sixty (60) days following the date of such Premises Total Destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee. In the event, however, that the damage or destruction was caused by Lessee, Lessor shall have the right to recover Lessor's damages from Lessee except as released and waived in Paragraph 9.7.
     9.5 Damage Near End of Term. If at any time during the last six (6) months of the term of this Lease there is damage for which the cost to repair exceeds one month's Base Rent, whether or not an Insured Loss, Lessor may, at Lessor's option, terminate this Lease effective sixty (60) days following the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage. Provided, however, if Lessee at that time has an exercisable option to extend this Lease or to purchase the Promises, then Lessee may preserve this Lease by (a) exercising such option, and (b) providing Lessor with any Rider 5(E) needed to make repairs on or before the earlier of (i) The date which is ten
(10) days after Lessee's receipt of Lessor's written notice
purporting to   terminate this Lease, or (i) the day prior to the
date upon which such option expires. If Lessee duly exercises such option during such period and provides Lessor with funds (or adequate assurance thereof) to cover its obligations under Section
9.2 or 9.3, whichever is applicable. Lessor shall at Lessor's expense repair such damage as soon as reasonably possible and this Lease shall continue in full force and affect. If Lessee fails to exercise such option and provide such funds or assurance during such period, then this Lease shall terminate as of the date set forth in the first sentence of this Paragraph 9.5.
     9.6  Abatement of Rent; Lessee's Remedies.
         (a) In the event of (i) Premises Partial Damage or (ii) Hazardous Substance Condition for which Lessee is not legally responsible, the Base Rent, Common Area Operating Expenses and other charges, if any, payable by Lessee hereunder for the period during which such damage or condition, its repair, remediation or restoration continues, shall be abated in proportion to the degree to which Lessee's use of the Premises and/or common areas is impaired. Except for abatement of Base Rent, Common Area Operating Expenses and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair, remediation or restoration, except to the extent due to the negligence or Lessor, its employees or agents, or Lessors default or breach of this Lease.

    (b) If Lessor shall be obligated to repair or restore the Promises under the provisions of this Paragraph 9 and shall not commence, in a substantial and meaningful way, the repair or restoration of the Premises within ninety (90) days after such obligation shall accrue, Lessee may, at any time at least 60 days after the date such damage occurs and prior to the commencement moral of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and such Lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this Lease shall terminate as of the date specified in said notice, If Lessor or a Lender commences the repair or restoration of the Premises within thirty (30) days after the receipt of such notice, this Lease shall continue in full force and effect. "Commence" as used in this Paragraph 9.6 shall mean Rider 6(A).
     9.7 Hazardous Substance Conditions. If a Hazardous
Substance Condition occurs, unless Lessee is legally responsible therefor (in which case Lessee shall make the investigation and remediation thereof required by Applicable Requirements and this Lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 6.2(C) and Paragraph 13),
Lessor may at Lessor's option either (i) investigate and remediate such Hazardous Substance Condition, if required, as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) if the estimated cost to investigate and remediate such condition exceeds twelve (12) times the then monthly Base Rent or $100,000 whichever is greater, give written notice to Lessee within thirty
(30) days after receipt by Lessor of knowledge of the occurrence of such Hazardous Substance Condition of Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the excess costs of (a) investigation and remediation of such Hazardous Substance Condition to the extent required by Applicable Requirements, over (b) an amount, equal to twelve (12) times the then monthly Base Rent or $100,000, whichever is greater. Lessee shall provide Lessor with the funds required of Lessee or reasonable assurance thereof within thirty (30) days following said commitment by Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such investigation and remediation as soon as reasonably possible If Lessee does not give such notice and provide the required funds or assurance thereof within the time period specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.
     9.8 Termination-Advance Payments. Upon termination of this Lease pursuant to this Paragraph 9, Lessor shall return to Lessee any advance payment made by Lessee to Lessor and so much of Lessee's Security Deposit as has not been, or is not then required to be, used by Lessor under the terms of this Lease.
     9.9 Waiver of Statutes. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises and the Building with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent it is inconsistent herewith.

10.  Real Property Taxes.
     10.1 Payment of Taxes. Lessor shall pay the Real Property Taxes, as defined in Paragraph 10.2(a), applicable to the Industrial Center, and except as otherwise provided in Paragraph 10.3 and in Paragraph F of the Addendum, any increases in such amounts over the Base Real Property Taxes shall be included in the calculation of Common Area Operating Expenses in accordance with the provisions of Paragraph 4.2.
     10.2  Real Property Tax Definitions.
           (a) As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax. improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Industrial Center by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage, or other improvement district thereof, levied against any legal or equitable interest of Lessor in the Industrial Center or any portion thereof, Lessor's right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "Real Properly Taxes" shall also include any tax, fee, levy. assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in Applicable Law taking effect, during the term of this Lease, including but not limited to a change in the ownership of the Industrial Center or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties.
           (b) As used herein, the term "Base Real Properly Taxes" shall be the amount of Real Property Taxes, which are assessed against the Premises, Building or Common Areas in the calendar year during which the Lease is executed. In calculating Real Properly Taxes for any calendar year, the Real Property Taxes for any real estate tax year shall be included in the calculation of Real Property Taxes for such calendar year based upon the number of days which such calendar year and tax year have in common.
     10.3  Additional Improvements. Common Area Operating
Expenses shall not include Real Property Taxes specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the Industrial Center by other lessees or by Lessor for the exclusive enjoyment of such other lessees. Notwithstanding Paragraph 10.1 hereof. Lessee shall, however, pay to Lessor at the time Common Area Operating Expenses are payable under Paragraph 4.2, the entirety of any Increase in Real Property Taxes if assessed solely by reason of Alterations, Trade Fixtures or Utility Installations placed upon the Promises by Lessee or at Lessee's request.
     10.4 Joint Assessment. It the Building is not separately assessed, Real Property Taxes allocated to the Building shall be an equitable proportion at the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuations assigned in the assessor's work sheets or such other information as may be reasonably available, Lessor's reasonable determination thereof, in good faith, shall be conclusive.
     10.5 Lessee's Property Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or stored within the Industrial Center. When possible, Lessee shall cause its Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor If any of Lessee's said property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within ten
(10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11. Utilities. Lessee shall pay directly for all utilities and services supplied to the Premises, including but not limited to electricity, telephone, security, gas and cleaning of the Premises, together with any taxes thereon. If any such utilities or services are not separately metered to the Premises or separately billed to the Premises, Lessee shall pay to Lessor a reasonable proportion to be determined by Lessor of all such charges jointly metered or billed with other premises in the Building, in the manner and within the time periods set forth in Paragraph 4.2(d).

12. Assignment and Subletting.
    12.1  Lessor's Consent Required.
          (a) Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively, "assign") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent given under and subject to the terms of Paragraph 36.
          (b) A change in the control of Lessee shall constitute an assignment requiring Lessor's consent. The transfer, on a cumulative basis, of twenty-five percent (25%) or more of the voting control of Lessee shall constitute a change In control for this purpose. Rider 6(B)
          (c) The involvement of Lessee or its assets in any transaction, or series of transactions (by way of merger, sale, acquisition, financing, refinancing, transfer, leveraged buy-out or otherwise), whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs, which results or will result In a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five percent (25%) of such Net Worth of Lessee as it was represented to Lessor at the time of full execution and delivery of this Lease or at the time of the most recent assignment to which Lessor has consented, or as it exists immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net Worth of Lessee was or is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonably withhold its consent. "Net Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee (excluding any Guarantors) established under generally accepted amounting principles consistently applied Rider 6(B)
          (d) An assignment or subletting of Lessee's interest in this Lease without, Lessors prior written consent shall, at Lessor's option, be a Default curable after notice per paragraph, 13.1.

          (e) Lessee's, remedy breach of this Paragraph 12.1 by Lessor shall be limited to compensatory damages and/or injunctive relief. Rider 6(D) - (New Paragraph F)
     12.2 Terms and Conditions Applicable to Assignment and
Subletting.

     (a) Regardless of Lessor's consent, any assignment or subletting shall not (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, (ii) release Lessee of any obligations hereunder, nor (iii) alter the primary liability of Lessee for the payment of Base Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.
     (b) Lessor may accept any rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rent for performance shall constitute a waiver or disapproval of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms, covenants or conditions of this Lease.
     (c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the assignee or sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable under this Lease or the sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or the sublease.
     (d) In the event of any Default or Breach of Lessee's obligation under this Lease, Lessor may proceed directly against Lessee, any Guarantors or anyone else responsible for the performance of the Lessee's obligations under this Lease, including any sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor.
     (e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including but not limited to the intended use and/or required modification of the Promises, if any, together with a non-refundable deposit of $1,000 or ten percent (10%) of the monthly Base Rent applicable to the portion of the Premises which is the subject of the proposed assignment or sublease, whichever is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.
     (f) Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented in writing.

     12.3 Additional Terms and Conditions Applicable to
Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:
         (a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all rentals and income arising from any sublease of all or a portion of the Premises heretofore or hereafter made by Lessee, and Lessor may collect such rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach (as defined in Paragraph 13.1) shall occur in the performance of Lessee's obligations under this Lease, Lessee may, except as otherwise provided in this Lease, receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, by reason of the foregoing provision or any other assignment of such sublease to Lessor, nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such Sublease, Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents and other charges due and to become due under the sublease. Sublessee shall rely upon any such statement and request from Lessor and shall pay such rents and other charges to Lessor without any obligation or right to inquire as to whether such Breach exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or claim against such sublessee, or, until the Breach has been cured, against Lessor, for any such rents and other charges so paid by said sublessee to Lessor.
         (b) In the event of a Breach by Lessee in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sub-lessee to such sublessor or for any other prior defaults or breaches of such sublessor under such sublease.
         (c) Any matter or thing requiring the consent of the sublessor under a sublease shall also require the consent of Lessor herein.
         (d) No sublessee under a sublease approved by Lessor shall further assign or sublet all or any part of the Premises without Lessors prior written consent.
         (e) Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any, specified in this lease. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.

13.  Default; Breach; Remedies.
     13.1 Default; Breach. Lessor and Lessee agree that if an attorney is consulted by Lessor In connection with a Lessee
Default or Breach (as hereinafter defined), $350.00 is a reasonable minimum sum per such occurrence for legal services and costs in the preparation and service of a notice of Default, and that Lessor may include the cost of such services and costs in said notice as rent due and payable to cure said default. A "Default" by Lessee is defined as a failure by Lessee to observe, comply with or perform any of the terms, covenants, conditions or rules applicable to Lessee under this Lease. A "Breach" by Lessee is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, and shall entitle Lessor to pursue the remedies set forth in Paragraphs 13.2 and/or 13.3:

          (b) Except as expressly otherwise provided in this
Lease, the failure by Lessee to make any payment of Base Rent, Lessee's Share of Common Area Operating Expenses, or any other monetary payment required to be made by Lessee hereunder as and when due, the failure by Lessee to provide Lessor with reasonable evidence of Insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of three (3) days following written notice thereof by or on behalf of Lessor to Lessee.
          (c) Except as expressly otherwise provided in this
Lease, the failure by Lessee to provide Lessor with reasonable written evidence (in duly executed original form, if applicable) of
(i) compliance with Applicable Requirements per Paragraph 6.3, (ii) the Inspection, maintenance and service contracts required under Paragraph 7.1(b), (iii) the rescission of an unauthorized assignment or subletting par Paragraph 12.1, (iv) a Tenancy Statement per Paragraphs 16 or 37, (v) the subordination or non-subordination of this Lease per Paragraph 30, (vi) the guaranty of the performance of Lessee's obligations under this Lease if required under Paragraphs 1.11 and 37, (vii) the execution of any document requested under Paragraph 42 (easements), or (viii) any other documentation or information which Lessor may reasonably require of Lessee under the terms of this lease, where any such failure continues for a period of ten (10) days following written notice by or on behalf of Lessor to Lessee. Rider 70(A)
          (d) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease, or of the rules adopted under Paragraph 40 hereof that are to be observed, complied with or performed by Lessee, other than those described In Subparagraphs
13.1 (a), (b) or (c), above, where such Default continues for a period of thirty (30) days after written notice thereof by or on behalf of Lessor to Lessee; provided, however, that if the nature of Lessee's Default is such that more than thirty (30) days are reasonably required for its cure, then it shall not be deemed to be a Breach of this Lease by Lessee it Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.
          (e) The occurrence of any of the following events (i)
the making by Lessee of any general arrangement or assignment for the benefit of creditors; (ii) Lessee's becoming a "debtor" as defined in 11 U.S. Code Section 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days (iii) the appointment of a trustee or receiver to take possession of
substantially all of Lessee's assets located at the    Promises or
of Lessee's Interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days; provided, however, In the event that any provision of this Subparagraph 13.1 (e) is contrary to any applicable law, such provision shall be of no force or and shall not affect the validity of the remaining provisions.
          (f) Deleted.
          (g) If the performance of Lessee's obligations under
this Lease is guaranteed: (i) the death of a Guarantor, (ii) the termination of a Guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (iii) a Guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a Guarantor's refusal to honor the guaranty, or (v) a Guarantor's breach of its guaranty obligation on an anticipatory breach basis, and Lessee's failure, within sixty (60) days following written notice by of on behalf of Lessor to Lessee of any such event, to provide Lessor with written alternative assurances of security, which, when coupled with the then existing resources of Lessee, equals or exceeds the combined financial resources of Lessee and the Guarantors that existed at the time of execution of this Lease.
     13.2 Remedies. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, within thirty (30) days after written notice to Lessee (or in case of an emergency, Rider 7(B)), Lessor may at its option (but without obligation to do
so), perform such duty or obligation on Lessee's behalf, including but not limited to the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its own option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee (as defined in Paragraph 13.1), with or without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:
           (a) Terminate Lessee's right to possession of the Premises by any lawful means, In which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee: (i) the worth at the time of the award of the unpaid rent which had been earned at the
time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided; (iii) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and that portion of any leasing commission paid by Lessor in connection with this Lease applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision
(iii) of the immediately preceding sentence shall be computed by discounting such amount at the discount rate of the Federal
Reserve Bank of San Francisco or the Federal Reserve Bank
District in which the Premises are located at the time of award plus one percent (1%). Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Paragraph 13.2. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Lessor may reserve the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under Subparagraph 13. 1 (b), (c) or (d) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by Subparagraph 13.1(b),(c) or (d). In such case, the applicable grace period under the unlawful detainer statue shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the Default within the greater of the two
(2) such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for in this Lease and/or by said statute.
           (b) Continue the Lease and Lessee's right to possession in effect (in California under California Civil Code Section 1951.4) after Lessee's Breach and recover the rent as it becomes due, provided Lessee has the right to sublet or assign, subject only to reasonable limitations. Lessor and Lessee agree that the limitations on assignment and subletting in this Lease are reasonable. Acts of maintenance or preservation, efforts to refer the Premises, or the appointment of a receiver to protect the Lessor's interest under this Lease, shall not constitute a termination of the Lessee's right to possession,
          (c) Pursue any other remedy now or hereafter available
to Lessor under the laws or judicial decisions of the state
wherein the Premises are located.
          (d) The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability of under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.
     13.4  Deleted.
     13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or deed of trust covering the Premises. Accordingly, if any installment of rent or other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due, then, without any requirement for notice to
Lessee, Lessee shall pay to Lessor a late charge equal to six percent (6%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee.
 Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive installments of Base Rent, then notwithstanding Paragraph 4.1 or any other provision of this
Lease to the contrary, Base Rent shall, at    Lessor's option,
become due and payable quarterly and in advance.
     13.5 Breach by Lessor. Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph 13.5, a reasonable time shall in no event be less than thirty (30) days after Lessee gives written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days after such notice are reasonably required for its performance, then Lessor shall not be in breach of this Lease if performance is commenced within such thirty (30) day period and thereafter diligently pursued to completion. See Rider 8(A)

14.  Condemnation. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than ten percent (10%) of the floor area of the Premises, or more than twenty-five percent
(25%) of the portion of the Common Areas designated for Lessee's parking, is taken by condemnation, Lessee may, at Lessee's option, to be exercised in writing within ten (10) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the Base Rent shall be reduced to the degree to which Lessee's use of the Premises and Common Areas is impaired. No reduction of Base Rent shall occur if the condemnation does not apply to any portion of the
Premises. Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution of value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any compensation, separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade
Fixtures. In the event that this lease is not    terminated by
reason of such condemnation, Lessor shall to the extent of its net severance damages received, over and above Lessee's share of the legal and other expenses incurred by Lessor in the condemnation matter, repair and any damage to the Premises caused by such condemnation authority.
     15.1 Procuring Cause. The Broker(s) named in Paragraph 1.10 is/are the procuring cause of this Lease.
     15.2 Additional Terms. Unless Lessor and Broker(s) have otherwise agreed in writing, Lessor agrees that: (a) if Lessee exercises any Option (as defined in Paragraph 39.1) granted under this Lease or any Option subsequently granted, or (b) if Lessee acquires any rights to the
Premises
    or other premises in which
    Lessor has an interest, or (c) if Lessee remains in possession of the Premises with the consent of Lessor after the expiration of the term of this Lease after having
    failed to exercise an Option, or (d) if said Brokers are the procuring cause of any other lease or sale entered into between the
    Parties pertaining to the Premises
    and/or any adjacent property in which Lessor has an interest, or (e) if Base Rent is increased, whether by agreement or operation of an escalation clause herein,
    then as to any of said transactions, Lessor shall pay said Broker(s) a fee in accordance with the schedule of said Broker(s) in effect at the time of the execution of
    this Lease.
      15.3 Assumption of Obligations. Any buyer or transferee of Lessor's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Lessor's obligation under this Paragraph 15. Each Broker shall be an intended third party beneficiary of the provisions of Paragraph
1.10 and of this Paragraph 15 to the extent of its interest in any commission arising from this Lease and may enforce that right directly against Lessor and its successors.
     15.4 Representations and Warranties. Lessee and Lessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder other than as named in Paragraph 1.10(a) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm or entity other than said named Broker(s) is entitled to any commission or finder's fee in connection with said transaction. Lessee and Lessor do each hereby agree to indemnity, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, and/or attorneys' fees reasonably incurred with respect thereto. Lessor agrees to pay all commissions due to Broker(s)

16.  Tenancy and Financial Statements.
     16.1 Tenancy Statement. Each Party (as "Responding Party") shall within ten (10) days after written notice from the other Party (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement in writing in a form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.
     16.2 Financial Statement. If Lessor desires to finance, refinance, or sell the Premises or the Building, or any part thereof, Lessee and all Guarantors shall deliver to any potential tender or purchaser designated by Lessor such financial statements of Lessee and such Guarantors as may be reasonably required by such lender or purchaser, including but not limited to Lessee's financial Statements for the past three (3) years. All such financial Statements shall be received by Lessor and such lender or purchaser in confidence and shall be used only for the purposes herein set forth. See Rider 8(B).

17. Lessor's Liability. The term "Lessor" as used herein shall mean the owner or owners at the time in question of the fee title to the Premises. In the event of a transfer of Lessor's title or interest in the Premises or in this Lease, Lessor shall deliver to the transferee or assignee (in cash or by credit) any unused Security Deposit held by Lessor at the time of such transfer or assignment. Except as provided in Paragraph 15.3, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid, the prior Lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor. Subject to the foregoing, the obligations and/or covenants in this Lease to be performed by the Lessor shall be binding only upon the Lessor as hereinabove defined.
18. Severability. The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

19. Interest on Post-Due Obligations. Any monetary payment due Lessor hereunder, other than late charges, not received by Lessor within ten (10) days following the date on which it was due, shall bear interest from the date due at the prime rate charged by the largest state chartered bank in the state in which the Premises are located plus four percent (4%) per annum, but not exceeding the maximum rate allowed by law, in addition to the potential late charge provided for in Paragraph 13.4.

20. Time of Essence. Time is of the essence with respect to the performance of all obligations to be performed or observed by the Parties under this Lease.

21. Rent Defined. All monetary obligations of Lessee to Lessor
under the terms of this Lease are deemed to be rent.     22. No
Prior or other Agreements; Broker Disclaimer. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective. Lessor and Lessee each represents and warrants to the Brokers that it has made, and is relying solely upon, its own investigation as to the nature, quality, character and financial responsibility of the other Party to this Lease and as to the nature, quality and character of the Premises. Brokers have no responsibility with respect thereto or with respect to any default or breach hereof by either Party. Each Broker shall be an intended third party beneficiary of the provisions of this Paragraph 22.

23.  Notices.
     23.1 Notice Requirements. All notices required or permitted by this Lease shall be in writing and may be delivered in person (by hand or by messenger or courier service) or may be sent by certified or registered mail or U.S. Postal Service Express Mail, with postage prepaid, and shall be deemed sufficiently given if served in a manner specified in this Paragraph 23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notice purposes. Either Party may by written notice to the other specify a different address for notice purposes. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by written notice to Lessee.
     23.2 Date of Notice. Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, forty-eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United States Express Mail or overnight courier that guarantees next day delivery shall be deemed given one day after delivery of the same to the United States Postal Service or courier. If notice is received on a Saturday or a Sunday or a legal holiday, It shall be deemed received on the next business day.

24. Waivers. No waiver by Lessor of the Default or Breach of any term, covenant or condition hereof by Lessee, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default or Breach by Lessee of the same or any other term, covenant or condition hereof. Lessor's consent to, or approval of, any such act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this requiring such consent. Regardless of Lessor's knowledge of a Default or Breach at the time of accepting rent, the acceptance of rent by Lessor shall not be a waiver of any Default or Breach by Lessee of any provision hereof. Any payment given Lessor by Lessee may be accepted by Lessor on amount of moneys or damages due Lessor, notwithstanding any qualifying statements or conditions made by Lessee in connection therewith, which such statements and/or conditions shall be of no force or effect whatsoever unless specifically agreed to in writing by Lessor.

25. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The Party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.

26. No Right To Holdover. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or earlier termination of this Lease. In the event that Lessee holds over in violation of this Paragraph 26 then the Base Rent payable from and after the time of the expiration or earlier termination of this Lease shall be increased to one hundred fifty percent (150%) of the Base Rent applicable during the month immediately preceding such expiration or earlier termination. Nothing contained herein shall be construed as a consent by Lessor to any holding over by Lessee.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions. All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions.

29. Binding Effect; Choice of Law. This Lease shall be binding upon the Parties, their personal representatives, successors and assigns and be governed try the laws of the State in which the Premises are located. Any litigation between the Parties hereto concerning this Lease shall be initiated in the county in which the Premises are located.

30.  Subordination; Attornment; Non-Disturbance.
     30.1 Subordination. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (collectively, "Security Device"), now or hereafter placed by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals, modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease, but that in the event of Lessor's default with respect to any such obligation, Lessee will give any Lender whose name and address have been furnished Lessee in writing for such purpose notice of Lessor's default pursuant to Paragraph 13.5. If any Lender shall elect to have this Lease and/or any Option granted hereby superior to the lien of Its Security Device and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.
     30.2 Attornment. Subject to the non-disturbance provisions of Paragraph 30.3, Lessee agrees to attorn to a Lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not: (i) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (ii) be subject to any offsets or defenses which Lessee might have against any prior lessor, or
(iii) be bound by prepayment of more than one month's rent.
     30.3 Non-Disturbance. With respect to Security Devices entered into by Lessor after the execution of this lease, Lessee's subordination of this Lease shall be subject to receiving assurance (a "non-disturbance agreement") from the Lender that Lessee's possession and this Lease, including any options to extend the term hereof, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises.
     30.4 Self-Executing. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents; provided, however, that upon written request from Lessor or a Lender in connection with a sale, financing or refinancing of Premises, Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided for herein.

31. Attorneys' Fees. If any Party or Broker brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party (as here after defined) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or
proceeding is pursued to decision    or judgment. The term
"Prevailing Party" shall include, without limitation, a Party or Broker who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party or Broker of its claim or defense. The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. Lessor shall be entitled to reasonable attorneys' fees, costs and expenses incurred in preparation and service of notices of Default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach. Broker(s) shall be intended third party beneficiaries of this Paragraph 31.

32.  Lessor's Access; Showing Premises; Repairs.
Lessor an Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times upon reasonable prior notice for the purpose of showing the same to prospective purchasers, lenders, or (during the last 6 months of the term) lessees, and making such alterations, repairs, improvements or additions to the Premises or to the Building, as Lessor may reasonably deem necessary. Lessor may at any time place on or about the Premises or Building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred eighty (180) days of the term hereof place on or about the Premises any ordinary "For Lease" signs. All such activities of Lessor shall be without abatement of rent or liability to Lessee.

33. Auctions. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent

34. Signs. Except as otherwise provided in Section 2.11(See Rider 2(A)Lessee shall not place any sign upon the exterior of the Premises or the Building without Lessor's consent, except that Lessee may, with Lessor's prior written consent, install (but not on the roof) such signs as are reasonably required to advertise Lessee's own business so long as such signs are in a location approved by Lessor and comply with Applicable Requirements and the signage criteria established for the Industrial Center by Lessor. The installation of any sign on the Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations). Unless otherwise expressly agreed herein, Lessor reserves all rights to the use of the roof of the Building, and the right to install advertising signs on the Building, including the roof, which do not unreasonably interfere with the conduct of Lessee's business; Lessor shall be entitled to all revenues from such advertising signs.

35. Termination; Merger. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof. or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lessor estate in the Promises; provided, however, Lessor shall, in the event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Lessor's failure within ten (10) days following any such event to make a written election to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination of such interest.

36. Consents.
    (a) Except for Paragraph 33 hereof (Auctions) or as otherwise provided herein, wherever in this Lease the consent of a Party is required to an act by or for the other Party, such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including but not limited to architects', attorneys', engineers' and other consultants' fees) incurred in the consideration of, or response to, a request by Lessee for any Lessor consent pertaining to this Lease or the Promises, including but not limited to consents to an assignment a subletting or the presence or use of a Hazardous Substance, shall be paid by Lessee to Lessor upon receipt of an invoice and supporting documentation therefor. In addition to the deposit described in Paragraph 12.2(e), Lessor may, as a condition to considering any such request by Lessee, require that Lessee deposit with Lessor an amount of money (in addition to the Security Deposit held under Paragraph 5) reasonably calculated by Lessor to represent the cost Lessor will incur in considering and responding to Lessee's request. Any unused portion of said deposit shall be refunded to Lessee without interest. Lessor's consent to any act, assignment of this Lease or subletting of the Premises by Lessee shall not constitute an acknowledgment that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach, except as may be otherwise specifically stated in writing by Lessor at the time of such consent.

    (b) All conditions to Lessor's consent authorized by this Lease are acknowledged by Lessee as being reasonable. The failure to specify herein any particular condition to Lessor's consent shall not preclude the Impositions by Lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given.

37.  Deleted

38. Quiet Possession. Upon payment by Lessee of the rent for the Premises and the performance of all of the covenants, conditions and provisions on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions o this Lease.

39.  Options.
     39.1 Definition. As used in this Lease, the word "Option" has the following meaning: (a) the right to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (b) the right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other property of Lessor or the right of first offer to lease other property of Lessor; (c) the right to purchase the Premises, or the right of first refusal to purchase the Premises, or the right of first offer to purchase the Premises, or the right to purchase other property of Lessor or the right of first refusal to purchase other property of Lessor. See Rider 10(A)

     39.3 Multiple Options. In the event that Lessee has any multiple Options to extend or renew this Lease, a later option cannot be exercised unless the prior Options to extend or renew this Lease have been validly exercised.
     39.4 Effect of Default on Options.
          (a) Lessee shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary: (i) during the period commencing with the giving of any notice of Default under Paragraph 13.1 and continuing until the noticed Default is cured, or (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessor he given to Lessee three (3) or more notices of separate Defaults under Paragraph 13.1 during the twelve (12) month period immediately preceding the exercise of the Option, whether or not the Defaults are cured.
         (b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of Paragraph 39.4(a).
         (c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this Lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period or thirty (30) days after such obligation becomes due provided notice of Default with respect to such payment has been given and the due period has expired. (ii) Lessor gives to Lessee three (3) or more notices of separate Defaults under Paragraph 13.1 during any twelve (12) month period, whether or not the Defaults are cured, or (iii) if Lessee commits a Breach of this Lease.

40. Rules and Regulations. Lessee agrees that it will abide by, and keep and observe all reasonable rules and regulations ("Rules and Regulations") which Lessor may make from time to time for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as well as for the convenience of other occupants or tenants of the Building and the Industrial Center and their invitees.

41. Security Measures. Lessee hereby acknowledges that the rental payable to Lessor hereunder does not include the cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and invitees and their property from the acts of third parties.

42. Reservations. Lessor reserves the right, from time to time, to grant, without the consent or joinder of Lessee, such easements, rights of way, utility raceways, and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights of way, utility raceways, dedications, maps and restrictions do not reasonably interfere with the use of the Promises by Lessee. Lessee agrees to sign any documents reasonably requested by Lessor to effectuate any such easement rights, dedication, map or restrictions.

43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

44. Authority. If either Party hereto is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority.

45. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions shall be controlled by the typewritten or hand written provisions.

46. Offer. Preparation of this Lease by either Lessor or Lessee or Lessor's agent or Lessee's agent and submission of same to Lessee or Lessor shall not be deemed an offer to lease. This Lease is not intended to be binding until executed and delivered by all Parties hereto.

47. Amendments. This Lease may be modified only in writing, signed by the parties in interest at the time of the modification. The Parties shall amend this Lease from time to time to reflect any adjustments that are made to the Base Rent or other rent payable under this Lease.

48. Multiple Parties. Except as otherwise expressly provided herein, if more than one person or entity is named herein as either Lessor or Lessee, the obligations of such multiple parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE
AND EACH TERM AND PROVISION CONTAINED HEREIN, AND BY THE
EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.

IF THIS LEASE HAS BEEN FILLED IN, IT HAS BEEN PREPARED FOR YOUR ATTORNEYS REVIEW AND APPROVAL. FURTHER, EXPERTS SHOULD BE CONSULTED TO EVALUATE THE CONDITION OF THE PROPERTY FOR THE POSSIBLE PRESENCE OF ASBESTOS, UNDERGROUND STORAGE TANKS
OR HAZARDOUS SUBSTANCES. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY
THE REAL ESTATE BROKERS OR THEIR CONTRACTORS, AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION TO WHICH IT RELATES; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE. IF THE SUBJECT PROPERTY IS IN A STATE OTHER THAN CALIFORNIA, AN ATTORNEY FROM THE STATE WHERE THE PROPERTY IS LOCATED SHOULD BE CONSULTED.

The parties hereto have executed this Lease at the place and on the dates specified above their respective signatures.

Executed at: SANTA ROSA     Executed at:  SANTA ROSA
on: February 19, 1999                on:  February 16 1999
By LESSOR:                  By LESSEE:
By:[S] RD BEEMAN            By:[S]RA ZELL
       RD Beeman                  RA Zell
Name Printed:   RD Beeman   Name Printed:   RA Zell
Title: Owner & landlord     Title: President

NOTE: These forms are often modified to meet changing requirements of law and needs of the industry. Always write or call to make sure you are utilizing the most current form: AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION, 700 South Flower Street, Suite 600, Los Angeles, CA 90017. (213) 687-8777.

              STANDARD LEASE CONDITIONS ADDENDUM

To Lease dated January 20, 1999 by and between Lessor Robert &
Toshiko Beeman and Lessee Real Goods Trading Corporation

A.  Tenant Improvement Scope:
Lessor and Lessee have approved plans and specifications covering the layout of the premises and the scope of responsibility of the Tenant Improvements between Lessor and Lessee as stipulated in the Exhibit B1 of lease (Work Letter).

Lessor to install Tenant Improvements in a quality good workmanlike manner in accordance with approved plans and specification prior to Commencement Date.

Lessee shall inspect said premises within three (3) days of completion to ascertain that Tenant Improvements have been installed in accordance with plans and specifications. Lessee shall provide a "punch list" of items not in accordance with plans and specifications or not installed in a good workmanlike manner. Lessor shall have thirty (30) days to correct said punch list items.

If Lessee installs any portion of the tenant improvements, he shall have the same responsibility as indicated above for Lessor and additionally Lessee shall remove all mechanic's liens, to satisfy all claims and meet all contract requirements with suppliers, contractors and employees arising out of said installation of improvements. Lessee to have workman's compensation and liability insurance with a minimum
$500,000 per occurrence for said installation and to name Lessor additional insured. Lessee shall indemnify and hold harmless Lessor for all claims of employees, invitees, materialmen, supplier arising out of said installation.

B.  Financial Information

Lessor has reviewed and approved financial statements regarding Lessee.

Lessor may deliver such financial information in Lessor's possession to lending institutions, mortgage brokers, investors in the Industrial Center or prospective purchasers.

C.   Permits

Lessee will apply for a use permit, a wastewater discharge permit and other municipal permits if required from the appropriate municipality within five (5) days of acceptance hereof Lessee shall use due diligence in pursuing such permits and pay all costs associated with them. Lessee shall have the responsibility to maintain any use permits and to comply with all terms and conditions of said use permits during the term of this Lease. If Lessee's application for a use permit is denied, or the conditions of which the Lessee does not approve, then the Lessee may cancel the lease during the 30 day approval period.

D.  Hazardous Waste

"If Lessee uses, stores, or becomes aware of any hazardous waste or substances as listed by Proposition 65, he will advise Lessor within three (3) days of such existence and (if caused by Lessee), either obtain approval from Lessor and the appropriate governing agencies within thirty (30) days from notice or remove and clean up said hazardous waste to standards required by the Lessor and the appropriate governing agencies within sixty (60) days from notice. "If Lessee, his invitees, employees, or agents cause a spill, or contamination of the premises, common area, soil or surrounding area, then it will be the responsibility of Lessee to clean up said hazard to the degree required and within the time frame set by any public entity which has jurisdiction and particularly in response to the Super
Fund Act and Proposition 65. "

E.  Area Measurement:

Lessee has reviewed and approved the system of measurement, the usable and rentable square footage of the subject premises.

F.  See Rider F- I

G. Rental Increases :

The Monthly Base Rent shall be increased over term as follows:
Year 1-$8,500; Year 2-$9,000; Year 3-$9,500; Year 4-$10,000;
Year 5-$10,500

H. Non-Smoking Building:

Lessee shall not permit smoking by its employees or guests either within The Premises or within twenty-five (25) feet of the building.

    Agreed by:  Lessee:[S]RAZ          Date: February 16, 1999
                          RAZ
    Agreed by:  Lessor:[S]RDB          Date: February 16, 1999
                          RDB
                     Exhibit B1
                     Work Letter

        BEEMAN BUILDING - LEASEHOLD MODIFICATIONS
                          FOR
            REAL GOODS TRADING CORPORATION
         Planned completion date: 1 March 1999

This is a complete list of all leasehold modifications and redecorating to be done at landlord's expense. Note that one room may be listed in more than one modification category. Designations are as per December 1998.

STREET LEVEL- NORTH SIDE OF BUILDING - Eastern three building modules,
    Ceiling Work:

Install dropped ceilings, similar to upstairs offices, over areas now designated as rooms 103 A&B, 108, 109, and 104. (Dropped ceilings already in rooms 107, 111, 112,114,115, and 106.)

Install new sprinkler system as needed to meet fire code for above changes.

Modify HVAC ceiling ducts to combine system serving 103A&B with 104.

Wall Removals: Remove all walls between rooms 103A and 108,103A/108 and 109,109 and 104 except as Real Goods specifies below for added rooms. Reroute or stub off electrical and utility lines as needed.

New Rooms: Construct walls to create a total of five rooms, plus central open space, to be specified for above area of new dropped ceilings. Room 103B to be left as is (very desirable as walls go all the way to actual ceiling), as one of the five rooms. Note to Real Goods: in space planning of this area, please try to use existing walls if possible, and note that steel support post in 104 cannot be modified.

Electrical: Remove old surface conduits and boxes from south side of room 104. Remove all warehouse #121 circuits from sub-panel B in 110 and redirect to sub-panel H in 120D.

Floor Coverings: New carpet, similar to that just installed in upstairs offices, to be cemented to floors in rooms 103A&B
108,109,104,114, and in hallway 107. Lino in room 106. New lino or carpet in 115. New, or like new, power-cleaned, existing lino to be in restrooms 111 and 112.

Door Changes: Four new doors as needed for above four new rooms. Add new door between lunchroom 106 and storage 105. Deadbolt existing door between 104 and 105.

Painting: Remaining and new walls in rooms 103A&B, 108,109, and 104 to be textured, as necessary, and repainted.

Beeman Building Modifications for Real Goods, continued:

UPSTAIRS: Northern half of building. All six, northern, upstairs, buildingmodules

    Wall Removals: Remove walls, including removal, rerouting, and stubbing off of thermostat, electrical, phone, and other utility lines, patching of carpet, and repair of dropped ceilings, as needed, between rooms 209 and 204, 200 and 201, 201, and 202, 203 and 204, 203 and 211, 205 and 206, 216 and 211 /hallway.
Former junctions of above walls to be repaired, retextured, and repainted in a workmanship-like manner. Above removal of wall between 205 and 206 to leave approx. two foot wide side section as raceway for existing electrical sub-panel and as attachment area for new computer dedicated sub-panel discussed below. Remove sink and cabinet unit in 208, stub off utilities in wall, and repair, retexture, and repaint associated walls as needed.

New Wall: To be built down center of existing room 201, thus creating two larger rooms where rooms 200, 201, and 202 are now. These rooms, each with three window units, will now be known as rooms 200 and 202 respectively. Remove window between rooms 201 and 204, as needed to accommodate the above new division wall. Texture and paint new work as needed to match existing wall surfaces.

Door Changes: Install door between 210 and 209. Bolt door between 205 and 203.Install new door between restroom 215 and 218A. Install deadbolt on 214 side of restroom 215 door.

Floor Coverings: New carpet, similar to new carpet now in most upstairs rooms, to be installed in rooms 207 and 208. Restrooms 220 and 221 have had their lino power cleaned to like new and have new baseboards all around. New lino and baseboards just installed in 220A. Carpets in 205 and 206 to be removed, as per Jan 14 telecons with Will Russ, Real Goods Computer Manager, and replaced with rigid sub-flooring, over existing, suspended plywood flooring, suitable for direct securement bolting of computer equipment.

Electrical: As per extended telecons with Will Russ, assisted by electrician at Real Goods: Request for special power source has been increased to: New, dedicated 208V, 60 amp, 12 position sub-panel to be surface mounted on the vertical raceway mentioned above in wall removal section, on the 205 side. Note that newly combined room 205/206 is served with air-conditioning/heating air flow, plus an existing, purpose-built, exhaust fan for removing excessive computer heat. There is extra capacity, in the HVAC zone system serving this room , which can be more strongly directed to this room, if desired. Power outages in this area generally are rare and relatively short and this room is quite far removed from the external environment.

Install pilot light, or fiber optic rod, to indicate to President's office 214, when restroom 215 light is on. Install new light switch (PIR?).in restroom 215.

                            Exhibit C

                    LEASING DISCLOSURE REGARDING
                   REAL ESTATE AGENCY RELATIONSHIP
When you enter into a discussion With a real estate agent regarding a real estate transaction, you should from the outset understand what type of agency relationship or representation you wish to have with the agent in the transaction.
                          LANDLORD'S AGENT
A Landlord's agent under a listing agreement with the Landlord acts as the agent for the Landlord. A Landlord's agent or a subagent of that agent has the following affirmative obligations:
    To the Landlord:
    (a) A fiduciary duty of utmost care, integrity, honesty and loyalty in dealing with the Landlord.
    To the Tenant and the Landlord:
    (a) Diligent exercise of reasonable skill and care in performance of the agent's duties.
    (b) A duty of honest and fair dealing and good faith.
    (c) A duty to disclose all facts known to the agent materially affecting the value or desirability of the property that are not known to, or within the diligent attention and observation of, the parties.

    An agent is not obligated to reveal to either party any confidential information obtained from the other party which does not involve the affirmative duties set forth above.
                     TENANT'S AGENT
    A Tenant's agent can, with a Tenant's consent, agree to act as agent for the Tenant only. In these situations, the agent is not the Landlord's agent, even if by agreement the agent may receive compensation for services tendered, either in full or in part from the Landlord. An agent acting only for a Tenant has the following affirmative obligations.
    To the Tenant:
    (a) A fiduciary duty of utmost care, integrity, honesty and loyalty in dealings with the Tenant.
    To the Tenant and the Landlord:
    (a) Diligent exercise of reasonable skill and care in performance of the agent's duties.
    (b) A duty of honest and fair dealing and good faith.
    (c) A duty in disclose all facts known to the agent materially affecting the value or desirability of the property that are not known to, or within the diligent attention and observation of, the parties.

    An agent is not obligated to reveal to either party any confidential information obtained from die other party which does not involve the affirmative duties set forth above.

       AGENT REPRESENTING BOTH LANDLORD AND TENANT
A real estate agent, either acting directly or through one or more associate licensees, can legally be the agent of both the Landlord and the Tenant in a transaction, but only with knowledge and consent of both the landlord and the Tenant.

In a dual agency situation, the agent has the following affirmative obligations to both the Landlord and the Tenant.

    (,a) A fiduciary duty of utmost care, integrity, honest and loyalty in the dealings with either Landlord or Tenant.
    (b) Other duties to the Landlord and the Tenant as stated above in their respective sections.

In representing both Landlord and Tenant, the agent may not, without the express permission of the respective party, disclose to the other party that the Landlord will accept a rent less than the listed rent or that the Tenant will pay a rent greater than the rent offered.

The above duties (if the agent in a real estate transaction do not relieve a Landlord or Tenant from the responsibility to protect their own interests. You should carefully read all agreements to assure that they adequately express your understanding of the transaction. A real estate agent is a person qualified to advise about real estate. If legal or tax advice is desired, consult a competent professional.

You should read its contents each time it is presented to you, considering the relationship between you and the real estate agent in your specific transaction.

    We acknowledge receipt of a copy or this disclosure.

    Landlord/Tenant                           Date
    Landlord/Tenant                           Date

           SIGN BELOW TO AUTHORIZE TYPE OF AGENCY

    Keegan & Coppin Company, Inc., is the agent of (check one).
    (Name of Listing Agent)
          The Landlord exclusively; or
      X   Both the Tenant and Landlord

    CONFIRMED AND AUTHORIZED:

    Landlord                                   Date
    Landlord                                   Date
    Agent Keegan & Coppin Company. Inc. By     Date
    Keegan & Coppin.Company, Inc. is the agent of (check one):
    (Name of Tenant's agent)
         The Tenant exclusively; or
         The Landlord exclusively; or
     X   Both the Tenant and Landlord

    CONFIRMED AND AUTHORIZED:

    Tenant                                    Date
    Tenant                                    Date

    Agent Keegan & Coppin Company, Inc. By            Date

                          EXHIBIT D
               STANDARD LEASE DISCLOSURE ADDENDUM

Notice to Owners Buyers and  Tenants Regarding  Hazardous
Wastes or Substances and Underground Storage Tanks. Comprehensive federal and state laws and regulations have been enacted in the last few years in an effort to develop controls over the use, storage, handling, cleanup, removal and disposal of hazardous wastes or substances. Some of these laws and regulations, such as, for example, the so-called "Super-Fund Act", provide for broad liability schemes wherein an owner, tenant or other user of the property may be liable for cleanup costs and damages regardless of fault. Other laws and regulations set standards for the handling of asbestos or establish requirements for the use, modification, abandonment, or closing of underground storage tanks.

It is not practical or possible to list all such laws and regulations in this Notice. Therefore, lessors and lessees are urged to consult legal counsel to determine their respective rights and liabilities with respect to the issues described in this Notice as well as other aspects of the proposed transaction. If various materials that have been or may be in the future determined to be toxic, hazardous or undesirable, or are going to be used, stored, handled or disposed of on the property, or if the property has or may have underground storage tanks for storage of such hazardous materials, or that such materials may be in the equipment, improvements or soil, it is essential that legal and technical advice be obtained to determine, among other things, what permits and approvals have been or may be required, if any, the estimated costs and expenses associated with the use, storage, handling, cleanup, removal or disposal of the hazardous wastes or substances and what contractual provisions and protection are necessary or desirable. It may also be important to obtain expert assistance for site investigations and building inspections. The past uses of the property may provide valuable information as to the likelihood of hazardous wastes or substances, or underground storage tanks being on the property.


The term "hazardous wastes or substances" is used in this Notice in its very broadest sense and includes, but is not limited to, all those listed under Proposition 65, petroleum base products, paints and solvents, lead, cyanide, DDT, printing inks, acids, pesticides, ammonium compounds, asbestos, PCBs and other chemical products. Hazardous wastes or substances and underground storage tanks may be present on all types of real property. This Notice is, therefore, meant to apply to any transaction involving any type of real property, whether improved or unimproved.

Although Keegan & Coppin Co., Inc. or its salespeople, will disclose any knowledge it actually possesses with respect to the existence of hazardous wastes or substances, or underground storage tanks on the property, Keegan & Coppin Co., Inc. has not made investigations or obtained reports regarding the subject matter of this Notice, except as may be described in a separate written document, studies or investigation by experts. Therefore, unless there are additional documents or studies attached to this notice, lease or contract, this will serve as notification that Keegan & Coppin Co., Inc. or its salespeople make no representation regarding the existence or non-existence of hazardous wastes or substances, or underground storage tanks on the property. You should contact a professional, such as a civil engineer, geologist, industrial hygienist or other persons with experience in these matters to advise you concerning the property.

Americans with Disabilities Act (ADA).
On July 26, 1991, the federal legislation known as the Americans with Disabilities Act (ADA) was signed into law by President Bush. The purpose of the ADA is to integrate persons with disabilities into the economic and social mainstream of American life. Title III of the ADA applies to Lessors and Lessees of "places of public accommodation" and "commercial facilities", and requires that places of public accommodation undertake "readily achievable" removal of communication and access barriers to the disabled. This requirement of Title
III of the ADA is effective January 26, 1992.

It is important that building owners identify and undertake
"readily achievable" removal of any such barriers in the common areas, sidewalks, parking lots and other areas of the building under their control.

The lessor and lessee is responsible for compliance with ADA relating to removal of barriers within the workplace i.e., arrangement of interior furnishings and access within the premises, and any improvements installed by lessor and lessee.

Keegan & Coppin Company, Inc. recommends that both parties seek expert advice regarding the implications of the Act as it affects this agreement.

Alquist-Priolo:
"The property which is the subject of this contract may be situated in a Special Study Zone as designated under the Alquist-Priolo Geologic Hazard Act, Sections 2621-2625, inclusive, of the California Public Resources Code; and, as such, the construction or development on this property of any structure for human occupancy may be subject to the findings of a geologic report prepared by a geologist registered in the State of California, unless such report is waived by the City or County under the terms of that act. No representations on the subject are made by the lessor or agent, and the lessee should make his own inquiry or investigation".

Flood Hazard Area Disclosure:
The subject property may be situated in a "Special Flood
Hazard Area" as set forth on a Federal Emergency Management
Agency (FEMA) "Flood Insurance Rate Map" (FIRM) or "Flood
Hazard Boundary Map" (FHBM). The law provides that, as a condition of obtaining financing on most structures located in a "Special Floods Hazard Area", lender requires flood insurance where the property or its attachments are security for a loan. Lessee should consult with experts concerning the possible risk of flooding.
         Acknowledgment:
         Lessee:[S]RAZ            Date:February 19, 1999
                   RAZ
         Lessor:[S]RDB               Date:February 19, 1999
                   RDB
                     EXHIBIT E
                OPTION(S) TO EXTEND
              STANDARD LEASE ADDENDUM

Dated February 9, 1999

By and Between (Lessor) Robert & Toshiko Beeman

(Lessee) Real Goods Trading Corporation

Address of Premises: 3440 Airway Drive, Suite F, Santa Rosa,
CA

Paragraph

A. OPTION(S) TO EXTEND:

Lessor hereby grants to Lessee the option to extend the term of this Lease for One additional 36 month period(s) commencing when the prior term expires upon each and all of the following terms and conditions:

             (i) In order to exercise an option to extend, Lessee must give written notice of such election to Lessor at least 6 but not more than 9 months prior to the date that the option period would commence, time being of the essence. If proper notification of the exercise of an option is not given such option shall automatically expire. Options (if there are more than one) may only be exercised consecutively.

            (ii) The provisions of paragraph 39, including those relating to Lessee's Default set forth in paragraph 39.4 of this Lease, are conditions of this Option.

           (iii) Except for the provisions of this Lease granting an option or options to extend the term, all of the terms and conditions of this Lease except where specifically modified by this option shall apply.
           (iv) Except as otherwise specified in the Lease, this Option is personal to the original Lessee, and cannot be assigned or exercised by anyone other than said original Lessee and only while the original Lessee is in full possession of the Premises and without the intention of thereafter assigning or subletting.
          (v) The monthly rent for each month of the option period shall be calculated as follows, using the method(s) indicated below:

    (Check Method(s) to be Used and Fill in Appropriately)

 I. Cost of Living Adjustment(s) (COLA)

       a. On (Fill in COLA Dates): each anniversary of the extension term the Base Rent shall be adjusted by the change, if any, from the Base Month specified below, in the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for (select one):
  CPl W (Urban Wage Earners and Clerical Workers) or
X CPI U (All Urban Consumers), for (Fill in Urban Area): San Francisco-Oakland-San Jose All Items (1982-1984 = 100), herein referred to as "CPI"

       b. The monthly rent payable in accordance with paragraph A.I.a, of this Addendum shall be calculated as follows: the Base Rent set forth in paragraph 1.5 of the attached Lease, shall be multiplied by a fraction the numerator of which shall be the CPI of the calendar month two months prior to the month(s) specified in paragraph A.I.a. above during which the adjustment is to take effect, and the denominator of which shall be the CPI of the calendar month which is two months prior to (select one): the first month of the term of this Lease as set forth in paragraph 1.3 ("Base Month") or F1 (Fill in Other "Base Month"): March 2003.The sum so calculated shall constitute the new monthly rent hereunder, but in no event, shall any such new monthly rent be less than 103%, nor more that 105% of the rent payable for the month immediately preceding the rent adjustment.
      c. In the event the compilation and/or publication of the CPI shall be transferred to any other governmental department or bureau or agency or shall be discontinued, then the index most nearly the same as the CPI shall be used to make such calculation. In the event that the Parties cannot agree on such alternative index, then the matter shall be submitted for decision to the American Arbitration Association in accordance with the then rules of said Association and the decision of the arbitrators shall be binding upon the parties. The cost of said Arbitration shall be paid equally by the Parties.

II. Market Rental Value Adjustment(s) (MRV)

       a. On (Fill in MRV Adjustment Date(s))

    the Base Rent shall be adjusted to the "Market Rental Value" of the property as follows:
          1) Four months prior to each Market Rental Value Adjustment Date described above, the Parties shall attempt to agree upon what the new MRV will be on the adjustment date. If agreement cannot be reached, within thirty days, then:

              (a) Lessor and Lessee shall immediately appoint a mutually acceptable appraiser or broker to establish the new MRV within the next thirty days. Any associated costs will be split equally between the Parties, or

              (b) Both Lessor and Lessee shall each immediately make a reasonable determination of the MRV and submit such determination, in writing, to arbitration in accordance with the following provisions:

                   (i) Within fifteen days thereafter, Lessor and Lessee shall each select an appraiser or [] broker ("Consultant"- check one) of their choice to act as an arbitrator. The two arbitrators so appointed shall immediately select a third mutually acceptable Consultant to act as a third arbitrator.
    Initials:[S]RAZ
                RAZ
    Initials:[S]RDB
                RDB
For this form, write: American Industrial Real Estate Association, 700 S. Flower Street, Suite 600, Los Angeles, Calif. 90017
1997 - American Industrial Real Estate Association FORM OE-2-3/97

(ii) The three arbitrators shall within thirty days of the appointment of the third arbitrator reach a decision as to what the actual MRV for the Premises is, and whether Lessor's or Lessee's submitted MRV is the closest thereto. The decision of a majority of the arbitrators shall be binding on the Parties. The submitted MRV which is determined to be the closest to the actual RV shall thereafter be used by the Parties.

(iii) If either of the Parties fails to appoint an arbitrator within the specified fifteen days, the arbitrator timely appointed by one of them shall reach a decision on his or her own, and said decision shall be binding on the Parties.

(iv)The entire cost of such arbitration shall be paid by the party whose submitted MRV is not selected, ie. the one that is NOT closest to the actual MRV.

          2) Notwithstanding the foregoing, the new MRV shall not be less than the rent payable for the month immediately Preceding the rent adjustment.

       b. Upon the establishment of each New Market Rental Value:

          1) the new MRV will become the new "Base Rent" for the purpose of calculating any further Adjustments, and
          2) the first month of each Market Rental Value term shall become the new "Base Month" for the purpose of calculating any further Adjustments.
    III. Fixed Rental Adjustment(s) (FRA)
    The Base Rent shall be increased to the following amounts on the dates set forth below:

On (Fill in FRA Adjustment Date(s)): The New Base rent shall be:

    B. NOTICE:

       Unless specified otherwise herein, notice of any rental adjustments, other than Fixed Rental Adjustments, shall be made as specified in paragraph 23 of the Lease.

    C. BROKER'S FEE:
    Initials:[S]RAZ

                RAZ
    Initials:[S]RDB
                RDB
                     OPTION(S) TO EXTEND

    NOTICE: These forms are often modified to meet changing requirements of law and industry needs. Always write or call to make sure you are utilizing the most current form: American
Industrial Real Estate Association, 700 S. Flower Street, Suite
600, Los Angeles, CA  90017.(213) 687-8777. Fax No. (213) 687-8616.
01997 - American Industrial Real Estate Association
FORM OE-2-3/97
                             Riders
                To Lease dated as of February 9 1999
              Between Robert & Toshiko Beeman (as Lessor)
             and Real Goods Trading Corporation (as Lessee)

Rider 2A:

2.11 Common Areas - Signage, Roof. Notwithstanding Sections 1 .2 and 34, Lessee shall have the exclusive right during the term of this Lease (and any extension) to place a sign identifying Lessee and Lessee's business on the large sign pad located on the north face (northwest corner) of the exterior of the Building. Lessee will pay the cost of such sign. In addition, Lessee shall have the right to install within the Common Areas a backup generator for the electrical system serving the Premises. The generator may be located (at Lessee's option) either on the Building roof or in the Common Areas adjacent to the Building. Lessee will be responsible for the installation and maintenance of its electrical generator. In addition, Lessor agrees to install, at Lessee's expense, one or more signs which will be reasonably visible to vehicular traffic at the driveway entrances to the Industrial Center, which will direct customers and others to Lessee's Premises. All signs will be subject to City regulations. Installation of Lessee's generator shall be subject to Lessor's written approval of plans.

Rider 3A:

or, for the year in which the lease expires or otherwise terminates, shall be paid by Lessor to Lessee when such statement is delivered.

Rider 3B:

Notwithstanding the foregoing, Lessee shall not be required to make structural alterations to the Building, or otherwise make capital expenditure in excess of one month's rent and a useful life greater than the balance of the term of this Lease at the time, unless Lessor agrees to pay (or reimburse by appropriate credits against rent) an equitable share of the cost of any such capital expenditures. The foregoing shall not, however, limit Lessee's obligations with respect to the remediation of any Hazardous Substances brought onto the Premises by Lessee or anyone under Lessee's control.

Rider 3C:

Notwithstanding the foregoing, Lessee shall not be required to repair or replace any electrical, plumbing, HVAC or other utility facilities which are located within the walls, or beneath the floors of the Premises; or make structural alterations or repairs to the Building; or make capital expenditures in respect of the Premises having a cost in excess of one month's rent and a useful life greater than the balance of the term of this Lease at the time, unless Lessor agrees to pay (or reimburse by appropriate credits against rent) an equitable share of the cost of any such capital expenditures.

Rider 4A:

Lessor will maintain in good and serviceable condition and repair all HVAC and life-safety systems (i.e., fire sprinklers and alarm system) serving the Premises, provided that Lessee will reimburse Lessor for the reasonable cost of such maintenance and repair of Utility Installations which serve the Premises exclusively.

Rider 4B:

Lessee shall not be required to remove data and telecommunications cabling installed by Lessee. In such case, Lessor may require Lessee to stub back Lessee-installed cabling to the point where it emerges from conduit within the finished interior of the Premises.

Rider 5A:

Lessee shall have the right to self-insure its personal property and Trade Fixtures, or to provide such insurance by a blanket policy.

Rider 5B:

Except for Lessee's negligence and/or breach of express warranties, Lessor shall indemnify, protect, defend and hold harmless Lessee and its agents, partners, officers, directors and employees, from and against any and all claims and/or damages, costs, liens, judgments, penalties, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connection with, the ownership, operation and management of the industrial Center (other than the Premises), including, but not limited to, the Commons Areas; the provision of services required to be provided under this Lease by Lessor; any act, omission or neglect of Lessor, its agents, contractors, employees, or invitees; and/or any default or breach by Lessor in the performance in a timely manner of any obligation on Lessor's part to be performed under this Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in any case of claims made against Lessee) litigated and/or reduced to judgment. In case any action or proceeding be brought against Lessee by reason of any of the foregoing matters, Lessor upon notice from Lessee shall defend the same at Lessor's expense by counsel reasonably satisfactory to Lessee, and Lessee shall cooperate with Lessor in such defense. Lessee need not have first paid any such claim in order to be so indemnified.

Rider 5C:

if the estimated cost of repairs exceeds twelve (12) times the then-current monthly Base Rent,

Rider 5D:

the amount by which the cost to repair such damage exceeds twelve
(12) times the then-current monthly Base Rent.

Rider 5E:

funds (or adequate assurance thereof) which Lessee is required to contribute under Paragraph 9.2 or 9.3, as applicable.

Rider 6A:

in addition, if such work is not completed within twelve (12) months following the date such damage occurs, Lessee shall have the right to terminate this Lease by written notice to Lessor, effective as of the date thirty (30) days after Lessee gives such notice, or the date Lessee surrenders possession of the Premises to Lessor, whichever is later.

Rider 6B:

The provisions of this Paragraph 12. 1 (b) shall not apply, however, for so long as the stock or other securities of Lessee are publicly traded on a recognized securities exchange.

Rider 6C:

The provisions of this Paragraph 12.l(c) shall not apply, however, for so long as the stock or other securities of Lessee are publicly traded on a recognized securities exchange.

Rider 6D:

Notwithstanding any other provision of this Paragraph 12.1, Lessee may assign or sublet the Premises, or any portion thereof, without Lessor's consent, to any corporation or other entity which controls, is controlled by, or is under common control with Lessee, or to any corporation or other entity resulting from the merger or consolidation of Lessee, or to any person or entity which acquires substantially all of the assets of Lessee as a going concern (any of the foregoing, a "Lessee Affiliate"); provided that before any such assignment shall be effective, the assignee shall assume in full the obligations of Lessee under this Lease, and Lessor shall be given written notice of such assignment and assumption.

    Rider 7A:

provided, however, if the nature of Lessee's default is such that more than ten (10) days are reasonably required for its cure, then it shall not be a Breach of this Lease by Lessee if Lessee commences such cure within said ten (10) day period and thereafter diligently prosecutes such cure to completion. Further, with respect to failures by Lessee to execute and deliver documents to Lessor (including easements under Paragraph 42 and Tenancy Statements under Section 16), Lessee shall not be in Breach of this lease unless such failure continues for ten (10) days following the giving of a written notice to Lessee which clearly advised Tenant that its failure to deliver such document within ten (10) days will constitute a Breach of this Lease. Such notice may be given with the original request for execution of such document, or at any later time until such document has been executed and returned.

Rider 7B:

within such lesser time following written or oral notice as may be reasonable under all of the facts and circumstances of such emergency, provided that in such event Lessor shall perform only such acts as are reasonably necessary to resolve the emergency.

Rider 8A:

Lessee agrees to deliver to any Lender whose name and address has been provided by Lessor to Lessee in writing for such purpose, a copy of any notice given by Lessee asserting a default by Lessor.

Rider 8B:

If Lessee files Forms 10-K and/or 10-Q with the Securities and Exchange Commission, delivery of copies thereof shall be deemed to fully satisfy the requirements of this Paragraph 16.2.

Rider 10A:

Each Option granted to Lessee in this Lease is personal to the original Lessee named in Paragraph 1.1 hereof, and cannot be voluntarily or involuntarily assigned or exercised by any person or entity other than said original Lessee, except that an Option may be assigned to an assignee of Lessee's entire interest in this Lease (but not to any sublessee) provided (1) the assignee is a Lessee Affiliate, or (2) Lessor's prior written consent to the assignment of such Option has been obtained. Under no circumstances may a sublessee of a portion of the Premises exercise any Option.

Rider F-1:

    F.   Common Area Operating Expenses/Utilities:

Lessee's Share of Real Estate Taxes and Lessee's Share of
Common Area Operating Expenses (other than Real Estate Taxes) shall each be subject to a 3% maximum annual increase. Common Area Operating Expenses shall exclude any expenditure which under generally accepted accounting principles, would be treated as a capital expense or expenditure. Lessee shall contract directly for janitorial service and trash removal. Lessor has provided Lessee with an estimate of Common Area Operating Expenses for the first year of the term.
</DOC>
            ADDENDUM TO COMMERCIAL LEASE AGREEMENT
           Property:  207 Clara A, Ukiah, California

Mark P. Mountanos (Landlord) and Real Goods (Tenant) have this 18 day of January Landlord's property at 207 Clara A, enter into a Commercial Lease agreement for a portion of Landlord's property at 207 Clara A, Ukiah, California. Landlord and Tenant hereby make this Addendum to the Commercial Lease:

     A. SECTION 1.02 ORIGINAL TERM: The Original Term shall be for 36 months commencing on the 18 day of January terminating on the 31 day of January, 2002.

     B.  SECTION 2.01 EXTENDED TERM:

     C.  SECTION 2.01 RENT:   1313.35

     D. SECTION 2.02 SECURITY DEPOSIT: The Security Deposit shall be the amount of $ 0.

     E. SECTION 3.01 PERMITTED USE: Tenant shall be permitted to use the premises for the following use and for no other purpose shipping\receiving\warehouse.

     F.  SECTION 10.03 NOTICE: All notices and other
communications to Tenant shall be addressed to Tenant at:  555
Leslie St., Ukiah.

     G. SECTION 7.03: Signage: Tenant shall be permitted to use % of the permitted Signage area.

This Addendum to the Commercial Lease is entered into this 18 day of January 1999 By and between:

    LANDLORD                                 TENANT
    M.P. Mountanos of Socal                  Real Goods

    By:[S]MARK P. MOUNTANOS               [S]DAVID FISSEL
          Mark P. Mountanos                  David Fissel
                         COMMERCIAL LEASE

                             PREAMBLE

     This lease is entered into on   January 18, 1999 by and
between Mark P. Mountanos ("Landlord") and Real Goods ("Tenant").

     Landlord is the owner of that real property located at 207 Clara #A, Ukiah, California ("Property") and hereby leases to Tenant and Tenant agrees to lease from Landlord that portion of the Property as is depicted on Exhibit A (collectively referred to herein as the Premises or the Improvements.)

                       ARTICLE 1. TERM OF LEASE

                            ORIGINAL TERM

     SECTION 1.01: The Original Term of the lease is set forth in the attached Addendum. The date on which the Original Term commences shall be known as the "Commencement Date".

                            EXTENDED TERM

     SECTION 1.02: Tenant shall not have any option or right to extend the term of this lease beyond the Original Term unless such right is specifically set forth in the Addendum. The provisions of this Section 1.02 shall apply only if the Addendum provides for an Extended Term and shall not be construed to grant to Tenant any rights beyond the Original Term.

     If Tenant elects to extend the term of this lease, Tenant must give Landlord written notice of Tenant's election to extend at least 90 days before expiration of the Original Tenn. During the Extended Term of this lease, if any, Landlord and Tenant shall be bound by all of the obligations, covenants, and agreements of this lease except that Tenant shall have no right to further extend the term of this lease beyond or after expiration of the one period granted under this section. References throughout this lease to "the term of this lease" shall include both the Original Term and the Extended Term, if any, unless otherwise indicated.

                        HOLDING OVER

     SECTION 1.03: In the event Tenants holds over and continues in possession of the Premises after expiration of the Original Term (when Tenant has not validly exercised its option to extend the term of the lease in accordance with Section 1.02) or after the expiration of the Extended Term (when Tenant has validly exercised its option to extend the term of the lease in accordance with Section 1.02), Tenant's continued occupancy of the Premises shall be considered a month-to-month tenancy subject to all the terms and conditions of this lease.

          LANDLORD'S INABILITY TO DELIVER POSSESSION

     SECTION 1.04: If Landlord is for any reason unable to deliver possession of the Premises to Tenant on the Commencement Date set forth in Section 1.01 of this lease,- this lease shall not be void or voidable nor shall Landlord be liable to Tenant for any loss or damage resulting from failure to deliver possession to Tenant so long as Landlord has exercised, and continues to exercise, reasonable diligence to deliver possession of the Premises to tenant. No rent shall, however, accrue or become due from Tenant to Landlord under this lease until the actual physical possession of the Premises is delivered, or the right to actual unrestricted physical possession of the Premises under this lease is tendered by Landlord to Tenant. Furthermore, the term of this lease shall not be extended by Landlord's inability to deliver possession of the Premises to Tenant on the Commencement Date set forth in Section 1.01.

              TERMINATION FOR FAILURE OF POSSESSION

     SECTION 1.05: Notwithstanding any provision of Section 1.04 of this lease, if Landlord for any reason fails to deliver actual physical possession of the Premises, or fails to tender actual unrestricted physical possession of the Premises under this lease, to Tenant within 30 days after the Commencement Date, Tenant may terminate this lease by giving Landlord written notice of its election to do so. In the event Tenant elects to terminate this lease, this lease shall become null and void as of the date Tenant delivers its written notice of termination to Landlord, and thereafter neither party to this lease shall be under any further obligation or liability to the other because of this lease and Landlord shall return to Tenant any consideration received from Tenant pursuant to or for execution of this lease. If Tenant elects to terminate this lease in accordance with the provisions of this section, it shall give written notice of its election to terminate the Landlord not later than 40 days after the Commencement Date.

                          ARTICLE 2.

                         MINIMUM RENT

     SECTION 2.01:  In consideration for this lease, Tenant
agrees to pay to Landlord all rental payments as described in the attached Addendum.

                        SECURITY DEPOSIT

     SECTION 2.02: Upon execution of this lease, Tenant shall deposit with Landlord a security deposit as described in the Addendum for Tenant's faithful performance of the provisions of this lease. If Tenant fails to pay rent or other charges due hereunder or otherwise defaults with respect to any provision of this lease, Landlord may use the security deposit or any portion of it to cure the default or to compensate Landlord for all the damages sustained by Landlord resulting from Tenant's default. Tenant shall immediately on demand pay to Landlord the sum equal to that portion of the Security Deposit expended or applied by Landlord which was provided for in this paragraph so as to maintain the Security Deposit in the sum initially deposited with the Landlord. Landlord shall not be required to keep the Security Deposit separate from its general account nor shall Landlord be required to pay Tenant interest on the Security Deposit. If Tenant performs all of Tenant's obligations under this lease, the Security Deposit or that portion thereof which has not previously been applied by the Landlord, shall be returned to Tenant within fourteen days after the expiration of the term of this lease or after Tenant has vacated the premises, whichever is later.

                     ARTICLE 3. USE OF PREMISES

                           PERMITTED USE

     SECTION 3.01: During the term of this lease (including the Original Term and the Extended Term, if any), the Premises shall be used for the exclusive purpose as described in the Addendum and for uses normally incident to that purpose, and for no other purpose. Tenant shall not use or permit the Premises to be used for any other purposes without the prior written consent of Landlord.

                        INSURANCE HAZARDS

     SECTION 3.02: Tenant shall not commit or permit the commission of any acts on the Premises nor use or permit the use of the Premises in any manner that will increase the existing rates for or cause the cancellation of any fire, liability, or other insurance policy insuring the Premises or the improvements on the Premises. Tenant shall, at its own cost and expense, comply with any and all requirements of Landlord's insurance carriers necessary for the continued maintenance at reasonable rates of fire and liability insurance policies on the Premises and the improvements on the Premises.

                     WASTE OR NUISANCE

         SECTION 3.03: Tenant shall not commit or permit the commission by others of any waste on the Premises; Tenant shall not maintain, commit, or permit the maintenance or commission of any nuisance as defined in Civil Code Section 3479 on the Premises; and tenant shall not use or permit the use of the Premises for any unlawful purpose.

                    COMPLIANCE WITH LAWS

     SECTION 3.04: Tenant shall at Tenant's own cost and expense comply with all statutes, ordinances, regulations, and requirements of all governmental entities, both federal and state and county or municipal, relating to Tenant's use and occupancy of the Premises whether those statutes, ordinances, regulations, and requirements are now in force or are subsequently enacted. The judgement of any court of competent jurisdiction, or the admission by Tenant in a proceeding brought against Tenant by any government entity, that Tenant has violated any such statute, ordinance, regulation, or requirement shall be conclusive as between Landlord and Tenant and shall constitute grounds for termination of this lease by Landlord.

                  NONCOMPETITION BY LANDLORD

     SECTION 3.05: Neither Landlord nor any entity that controls or is controlled by Landlord shall own, operate, control, or in any manner become financially involved in any business similar to that specified in Section 3.01 of this lease located within the Premises.

                ARTICLE 4. TAXES AND UTILITIES

                          UTILITIES

     SECTION 4.01: Tenant shall pay, and hold Landlord and the property of Landlord free and harmless from all charges for the furnishing of gas, water, sewer, electricity, telephone service, garbage pickup and disposal, and other public utilities to the Premises during the term of this lease. All such charges shall be paid by Tenant directly to the provider of the service and shall be paid as they become due and payable but in any event before delinquency.

                   PERSONAL PROPERTY TAXES

     SECTION 4.02: Tenant shall pay before they become delinquent all taxes, assessments, and other charges levied or imposed by any governmental entity on the furniture, trade fixtures, appliances, and other personal property placed by Tenant in, on, or about the Premises including, without limiting the generality of the other terms used in this section, any shelves, counters,, vaults, vault doors, wall safes, partitions, fixtures, machinery, plant equipment, office equipment, television or radio antennas, and communication equipment brought on the Premises by Tenant.

                    REAL PROPERTY TAXES

     SECTION 4.03: All real property taxes and assessments levied or assessed against the Premises by any governmental entity, including any special assessments imposed on or against the Premises for the construction or improvements of public works in, on, or about the Premises, shall be paid, before they become delinquent, by Landlord.

               ARTICLE 5. ALTERATIONS AND REPAIRS

     SECTION 5.01: Tenant accepts the Premises, as well as the improvements located on the Premises, in their present condition and stipulates with Landlord that the Premises and Improvements are in good, clean, safe, and tenantable condition as of the date of this lease. Tenant further agrees with and represents to Landlord that the Premises have been inspected by Tenant, that it has received assurances acceptable to tenant by means independent of Landlord or any agent of Landlord of the truth of all facts material to this lease, and that the Premises are being leased by tenant as a result of its own inspection and investigation and not as a result of any representations made by Landlord or any agent of Landlord except those expressly set forth in this lease.

                   MAINTENANCE BY LANDLORD

     SECTION 5.02: Landlord shall, at its own cost and expense, maintain in good condition and repair the structural elements of the Building. For purposes of this section, "structural elements" shall mean the exterior roof, exterior walls (except show window glass), structural supports, and foundation of the Building. Landlord shall not be liable for any damages to Tenant or the property of Tenant resulting from Landlord's failure to make any repairs required by this section unless written notice of the need for those repairs has been given to Landlord by Tenant and Landlord has failed for a period of 30 days after receipt of the notice, unless prevented by causes not the fault of the Landlord, to make the needed repairs. Notwithstanding anything in this section to the contrary, Tenant shall promptly reimburse Landlord for the full cost of any repairs made pursuant to this section required because of negligence or other fault, other than normal and proper use, of Tenant or its employees or agents or subtenants, if any.

     Landlord and its agents shall have the right to enter the Premises at all reasonable times (and at any time during any emergency) for the purpose of inspecting them or to make any repairs required to be made by Landlord under this lease.

                 MAINTENANCE OF PLATE GLASS

     SECTION 5.04: Tenant shall, at its own cost and expense, repair and replace any plate glass in any show window on the Premises that is broken regardless of any cause, except by fault of Landlord, or by fault of some employee or agent of Landlord. Should Tenant fail to repair or replace any glass broken in a show window, Landlord may replace or repair the broken glass and Tenant shall promptly reimburse Landlord for the cost of the repair or replacement. In addition, Tenant shall pay Landlord interest on those costs at the rate of 10 percent per year from the date the costs were incurred by Landlord to the date they are reimbursed to Landlord by Tenant.

                   ALTERATIONS AND LIENS

     SECTION 5.05: Tenant shall not make or permit any other person to make any alterations to the Premises or to any Improvements on the Premises without the prior written consent of Landlord. Landlord shall not unreasonably withhold this consent. Tenant shall keep the premises free and clear from any and all liens, claims, and demands for work performed, materials furnished, or operations conducted on the Premises at the instance or request of Tenant. Furthermore, any and all alterations, additions, improvements, and fixtures, except furniture and trade fixtures, made or placed in or on the Premises by Tenant or any other person shall on expiration or earlier termination of this lease, become the property of Landlord and remain on the Premises. Landlord shall have the option, however, on expiration or termination of this lease, of requiring Tenant, at Tenant's sole cost and expense, to remove any or all such alterations, additions, improvements, or fixtures from the Premises.

                     INSPECTION BY LANDLORD

     SECTION 5.06: Tenant shall permit Landlord or Landlord's agents, representatives, or employees to enter the Premises at all reasonable times for the purpose of inspecting the Premises to determine whether Tenant is complying with the terms of this lease, for the purpose of doing other lawful acts that may be necessary to protect Landlord's interest in the Premises, or for the purpose of performing Landlord's duties under this lease.

                     SURRENDER OF PREMISES

     SECTION 5.07: On expiration or earlier termination of this lease, Tenant shall promptly surrender and deliver the Premises to Landlord in as good condition as they are now at the date of this lease, excluding reasonable wear and tear, and repairs required to be made by Landlord under this lease.

                 ARTICLE 6. INDEMNITY INSURANCE

                    HOLD-HARMLESS CLAUSE

     SECTION 6.01:  Tenant agrees to protect, indemnify, and save
Landlord harmless from and against any and all liability to third parties resulting from Tenant's occupation and use of the Premises, specifically including, without limitation, any claim, liability, loss or damage arising by reason of :

     (a) The death or injury of any person or persons, including Tenant or any person who is an employee or agent of Tenant, or by instance of the damage to or destruction of any property, including property owned by Tenant or any person who is an employee or agent of Tenant, or by reason of the damage to or destruction of any property, including property owned by Tenant or any person who is an employee or agent of Tenant, and caused or allegedly caused by either the condition of the Premises, or some act or omission of Tenant or of some agent, contractor, employee, servant, subtenant or concessionaire of Tenant on the Premises.

     (b) Any work performed on the Premises or materials furnished to The Premises at the instance or request of Tenant or any agent or employee of Tenant; and

     (c) Tenant's failure to perform any provision of this lease or to comply with any requirement of law or any requirement imposed on Landlord or the leased premises by any duly authorized governmental agency or political subdivision.

           PUBLIC LIABILITY AND PROPERTY DAMAGE INSURANCE

     SECTION 6.02: Tenant shall, at its own cost and expense, procure and maintain during the entire term of this lease public liability insurance and property damage insurance issued by an insurance company acceptable to Landlord and insuring Landlord against loss or liability caused by or connected with Tenant's occupation and use of the Premises under this lease in amounts not less than:

     (a) $250,000 for injury to or death of one person and, subject to that limitation for the injury or death of one person, of not less than $1,000,000 for injury to or death of two or more persons as a result of any one accident or incident; and

    (b) $ 100,000 for damage to or destruction of any property of others. The insurance required under this section shall be issued by a responsible insurance company or companies authorized to do business in California and shall be in a form reasonably satisfactory to Landlord. Tenant shall within 20 days of the date of this lease, deposit with Landlord a certificate showing that insurance to be in full force and effect.

                   TENANT'S PERSONAL PROPERTY

     SECTION 6.03: Tenant shall, during the full term of this lease and any renewals or extensions thereof, maintain at Tenant's own cost and expense an insurance policy issued by a reputable company authorized to conduct insurance business in California insuring for their full insurable value all fixtures and equipment and, to the extent possible, all merchandise that is, at any time during the term of this lease, in or on the Premises against damage or destruction by fire, theft, or the elements.

                    CANCELLATION REQUIREMENTS

     SECTION 6.05: Each of the insurance policies shall be in a form reasonably satisfactory to Landlord and shall carry an endorsement that, before changing or canceling any policy, the issuing insurance company shall give Landlord at least 30 days prior written notice. Duplicate originals or certificates of all such insurance policies shall be delivered to Landlord.

                ARTICLE 7. SIGNS AND TRADE FIXTURES

             INSTALLATION AND REMOVAL OF TRADE FIXTURES

     SECTION 7.01: Tenant shall have the right at any time and from time to time during the term of the lease, at Tenant's sole cost and expense, to install and affix in, to, or on the Premises any items, herein called "trade fixtures," for use in Tenant's trade or business that Tenant may, in Tenant's sole discretion, deem advisable. Any and all trade fixtures that can be removed without structural damage to the Premises or any building or improvements on the Premises shall, subject to Section 7.02 of this lease, remain the property of the Tenant and may be removed by Tenant at any time before the expiration or earlier termination of this lease, provided Tenant repairs any damage caused by the removal.

                      UNREMOVED TRADE FIXTURES

     SECTION 7.02: Any trade fixtures described in this article that are not removed from the premises by tenant within 10 days after the expiration or earlier termination regardless of cause, of this lease shall be deemed abandoned by Tenant and shall automatically become the property of Landlord as owner of the real property to which they are affixed.

                               SIGNS

     SECTION 7.03: Tenant may erect, maintain, permit, and from time to time remove any signs in or about the Premises that Tenant may deem necessary or desirable, provided that any signs erected or maintained by Tenant shall comply with all requirements of any governmental authority with jurisdiction and provided that the total signs placed by Tenant do not exceed the amount set forth in the Addendum.

                ARTICLE 8. DESTRUCTION OF PREMISES

                  LANDLORD'S OBLIGATION TO REPAIR

     SECTION 8.01: Except as otherwise provided in Section 8.02 below, if at any time during the Original Term of this lease or any Extended Term, the Building on the Premises is damaged or destroyed by any cause, Landlord shall promptly repair, rebuild, or restore the Building to substantially the same condition as the Building was delivered to Tenant at the commencement of this lease (i.e., exclusive of tenant fixtures and equipment). Landlord shall have the obligation to repair, rebuild, or restore described in this section whether or not the insurance proceeds paid to Landlord are sufficient to cover the total cost of repair, restoration, or rebuilding. Landlord shall commence repair, restoration, or rebuilding, as appropriate, not later than 60 days after occurrence of the event causing damage or destruction and shall cause construction to be completed not later than 120 days after the occurrence of the event causing damage or destruction. Landlord's obligation to commence and complete construction within the time periods described in this section shall not be extended by the fact that Landlord may not yet have been paid the insurance proceeds. In the event Landlord does not commence or complete construction within the time periods described in this section, Tenant shall have the right to terminate this lease by giving Landlord written notice within 10 days after expiration of either time period.

                LANDLORD'S RIGHT TO TERMINATE LEASE

     SECTION 8.02: Notwithstanding Section 8.01, Landlord shall have the right to terminate this lease and shall have no obligation to repair, restore, or rebuild Premises or the Building under any of the following circumstances:

     (a) Damage or destruction from an insured casualty when the damage or destruction cannot reasonably be required, restored, or rebuilt within a period of 120 days;

     (b) Damage or destruction from an uninsured casualty when the cost of repair, restoration, or rebuilding exceeds a total of 25% of the then replacement cost of the Building;

     (c) Damage or destruction from an insured or uninsured casualty occurring during the last year of the Original Term of this lease, if Tenant has not before occurrence of the casualty elected to extend the Original Term of the lease, or occurring during the last two years of the Extended Term, if any, of this lease.

     If Landlord elects to terminate this lease under any of the above circumstances, Landlord shall give written notice to Tenant not later than 30 days after occurrence of the casualty.

            ARTICLE 9. DEFAULT, ASSIGNMENT AND TERMINATION

             RESTRICTION AGAINST SUBLETTING OR ASSIGNMENT

     SECTION 9.01: Tenant shall not encumber, assign, or otherwise transfer this lease, any right or interest in this lease, or any right or interest in the Premises or any of the Improvements that may now or hereafter be constructed or installed on the Premises without first obtaining the express written consent of Landlord. Tenant shall not sublet the Premises or any party of the Premises or allow any other person, other than Tenant's agents, servants, and employees, to occupy the Premises or allow any other person, other than Tenant's agents, servants, and employees, to occupy the Premises or any part of the Premises without prior written consent of Landlord. A consent by Landlord to one assignment, one subletting, or one occupation of the Premises by another person shall not be deemed to be a consent to any subsequent assignment, subletting, or occupation of the Premises by another person. Any encumbrance, assignment, transfer, or subletting without the prior written consent of Landlord, whether voluntary or involuntary, by operation of the law or otherwise, is void and shall, at the option of Landlord, terminate this lease. The consent of Landlord to any assignment of Tenant's interest in this lease or the subletting by Tenant of the Premises or parts of the Premises shall not be unreasonably withheld.

                        DEFAULT DEFINED

     SECTION 9.02: The occurrence of any of the following shall constitute a material default and breach of this lease by Tenant:

     (a) Any failure by Tenant to pay the rent or make any other payment required to be made by Tenant under this lease (when failure continues for 10 days after written notice of the failure is given by Landlord to Tenant).

     (b) A failure by Tenant to observe and perform any other provision of this lease to be observed or performed by Tenant, when that failure continues for 30 days after written notice of Tenant's failure is given by Landlord to Tenant; provided, however, that if the nature of that default is such that it cannot reasonably be cured within a 30 day period, Tenant shall not be deemed to be in default if Tenant commences that cure within the 30 day period and thereafter diligently prosecutes it to completion.

     (c) The making by Tenant of any general assignment for the benefit of creditors; the filing by or against Tenant of a petition to have Tenant adjudged a bankrupt or of a petition for reorganization or arrangement under any law relating to bankruptcy (unless, in the case of a petition filed against Tenant, it is dismissed within 60 days); the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this lease, when possession is not restored to Tenant within 30 days; or the attachment, execution, or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this lease, when that seizure is not discharged within 30 days.

          TERMINATION OF LEASE AND RECOVERY OF DAMAGES

     SECTION 9.03: In the event of any default by Tenant under this lease, in addition to any other remedies available to Landlord at law or in equity, Landlord shall have the right to terminate this lease and all rights of Tenant hereunder by giving written notice of the termination. No act of Landlord shall be construed as terminating this lease except written notice given by Landlord to Tenant advising Tenant that Landlord elects to terminate the lease. In the event Landlord elects to terminate this lease, Landlord may recover from Tenant:

     (a) The worth of time of award of any unpaid rent that had been earned at the time of termination of the lease;

     (b) The worth at the time of award of the amount by which the unpaid rent that would have been earned after termination of the lease until the time of award exceeds the amount of rental loss that Tenant proves could have been reasonably avoided.

     (c) The worth at the time of award of the amount by which the unpaid rent for the balance of the term of this lease after the time of award exceeds the amount of rental loss that Tenant proves could be reasonably avoided; and

     (d) Any other amount necessary to compensate Landlord for all detriment proximately caused by Tenant's failure to perform its obligations under this lease.

     The term "rent" is used in this section shall mean the Minimum Rent, and all other sums required to be paid by Tenant pursuant to the terms of this lease. As used in subsections (a) and (b) above, the "worth at the time of award" is computed by allowing interest at the rate of 10 percent per year. As used in subsection (c), the "worth at the time of award" is computed by allowing interest at the rate of 10 percent per year. As used in subsection (c), the "worth at the time of award" is computed by discounting that amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of award plus 1 percent.

            LANDLORD'S RIGHT TO CONTINUE LEASE IN EFFECT

      SECTION 9.04:

      (a) If Tenant breaches this lease and abandons the Premises before the natural expiration of the term of this lease, Landlord may continue this lease in effect by not terminating Tenant's rights to possession of the Premises, in which event Landlord shall be entitled to enforce all its rights and remedies under this lease, including the right to recover the rent specified in this lease as it becomes due under this lease. For as long as Landlord does not terminate this lease, Tenant shall have the right to assign or sublease the Premises with the Landlord's prior written consent. Landlord shall not unreasonably withhold consent.

     (b) No act of Landlord, including but not limited to Landlord's entry of the Premises, efforts to relet the Premises, or maintenance of the Premises, shall be construed as an election to terminate this lease unless a written notice of that intentions given to Tenant or unless the termination of this lease is decreed by a court of competent jurisdiction.

                 LANDLORD'S RIGHT TO RELET

     SECTION 9.05: In the event Tenant breaches this lease, Landlord may enter on and relet the Premises or any party of the Premises to a third party or third parties for any term, at any rental, and on any other terms and conditions that Landlord in its sole discretion may deem advisable and shall have the right to make alterations and repairs to the Premises. Tenant shall be liable for all of Landlord's costs in reletting, including but not limited to remodeling costs required for reletting. In the event Landlord relets the premises, Tenant shall pay all rent due under and at the times specified in this lease, less any amount or amounts actually received by Landlord from the reletting.

          LANDLORD'S RIGHT TO CURE TENANT DEFAULTS

     SECTION 9.06: If Tenant breaches or fails to perform any of the covenants or provisions of this lease, Landlord may, but shall not be required to, cure Tenant's breach. Any sum expended by Landlord, shall be reimbursed at ten percent interest by Tenant to Landlord with the next due rent payment under this lease.

                    CUMULATIVE REDEDIES

     SECTION 9.07: The remedies granted to Landlord in this Article shall not be exclusive but shall be cumulative and in addition to all remedies now or hereafter allowed by law or provided in this lease.
                    WAIVER OF BREACH

     SECTION 9.08:  The waiver by Landlord of any breach by
Tenant of any of the provisions of this lease shall not constitute a continuing waiver or a waiver of any subsequent breach by Tenant either of the same or another provision of this lease.

              ARTICLE 10. MISCELLANEOUS

                      UNAVOIDABLE DELAYS

     SECTION 10.01: If the performance of any act required by this lease to be performed by either Landlord or Tenant is prevented or delayed by reason of an act of God, strike, lockout, labor troubles, inability to secure materials, restrictive governmental laws or regulations, or any other cause except financial inability that is not the fault of the party required to perform the act, the time for performance of the act will be extended for a period equivalent to the period of delay, and performance of the act during the period of delay will be excused. However, nothing contained in this section shall excuse the prompt payment of rent by Tenant as required by this lease or the performance of any act rendered difficult solely because of the financial condition of the party required to perform the act.

                     ATTORNEY'S FEES

     SECTION 10.02: If any litigation is commenced between the parties to this lease concerning the Premises, this lease, or the rights and duties of either in relation to the Premises or to this lease, the party prevailing in that litigation shall be entitled to, in addition to any other relief that may be granted in the litigation, a reasonable sum as and for its attorney's fees in that litigation or in a separate action brought for that purpose.

                           NOTICES

     SECTION 10.03: Except as otherwise expressly provided by law, any and all notices or other communications required or permitted by this lease or by law to be served on or given to either party to this lease or by law to be served on or given to either party to this lease by the other party to this lease shall be in writing and shall be deemed duly served and given when personally delivered to the party to whom they are directed, or in lieu of personal service, when deposited in the United States mail, first-class postage pre-paid, addressed to 1361 Lowrie Avenue South San Francisco, California 94080 and to Tenant at the address set forth in the Addendum. Either party, Tenant or Landlord, may change its address for the purpose of this section by giving written notice of that change to the other party in the manner provided in this section.

                BINDING ON HEIRS AND SUCCESSORS

     SECTION 10.04: This lease shall be binding on and shall inure to the benefit of the heirs,, executors, administrators, successors, and assigns of Landlord and Tenant, but nothing in this section shall be construed as a consent by Landlord to any assignment of this lease or any interest therein by Tenant except as provided in Section 10.01 of this lease.

                      PARTIAL INVALIDITY

     SECTION 10.05: If any provision of this lease is held by a court of competent jurisdiction to be either invalid, void, or unenforceable, the remaining provisions of this lease shall remain in full force and effect unimpaired by the holding.

                    SOLE AND ONLY AGREEMENT

    SECTION 10.06: This instrument constitutes the sole and only agreement between Landlord and Tenant respecting the Premises, the leasing of the Premises to Tenant, or the lease term created under this lease, and correctly sets forth the obligations of the Landlord and Tenant to each other as of its date. Any agreements or representations respecting the Premises of their leasing by Landlord to Tenant not expressly set forth in this instrument are null and void.

                      TIME OF ESSENCE

     SECTION 10.07:  Time is expressly declared to be of the
essence in this lease.

     Executed on  January 18, 1999 at Ukiah, California.

     LANDLORD                           TENANT
     Mark P. Mountanos                  Real Goods

   BY:[S]DAVE DOWNEY                 BY:[S]DAVID FISSEL
         Dave Downey                       David Fissel
                      Mountanos Properties
                     605 North State Street
                        Ukiah, CA 95482
                        707-462-1840 Phone
                        707-467-2753 Fax

                    ADDENDUM TO EXISTING LEASE

Landlord hereby notifies Tenant, Real Goods, that your existing lease identifies 207 Clara Unit A as your address. This addendum reflects the address has been changed to 205 Clara #A.

This addendum to the Original Lease is entered into today January
26, 1999 by and between:

    LANDLORD                      TENANT

By:[S]DAVE DOWNEY               BY:[S]DAVID FISSEL
    Dave Downey                       David Fissel
    Property Manager                  Real Goods
</DOC>

     THIS INDENTURE OF LEASE, entered into this day of March, 1996 between Harriet Davis hereinafter called the lessor, and Real Goods Trading Corp., I hereinafter called the lessee,

     WITNESSETH: In consideration of the covenants herein, the lessor hereby leases unto the lessee those certain premises, as is, situated in the City of Eugene, County of Lane and State of Oregon, hereinafter called the premises, described as follows:

                 Approximately 3,800 sq ft. located at:
                           77 W. Broadway

     To Have and to Hold the premises commencing with the 15th day of April, 1996* and ending at midnight on the 14th day of April, 1999, for a rental of $ see below for the whole term, which lessee agrees to pay, at 2100 Stonecrest Drive (97401) City of Eugene, State of Oregon, at the following times and in the following amounts, to-wit:

                      Year 1: $1,900. per month

                      Year 2: $1,957. per month

                      Year 3: $2,016. per month

* or the date the improvements (except skylights) to be provided by Lessor (as set forth in the addendum) are completed, whichever occurs later.

     In consideration of the leasing of the premises and of the mutual agreements herein contained, the parties agree as follows:

     LIABILITY INSURANCE: (11) At all times during the term hereof, the lessee Will, at the lessee's own expense, keep in effect and deliver to the lessor liability insurance policies in form, and with an insurer, satisfactory to the lessor. Such Policies shall insure both the lessor and the lessee against all liability for damage to persons or property in, upon, or about the premises. The amount of such insurance shall be not less than $1,000,000. for injury to one person, not less than $1,000,000. for injuries to all persons arising out of any single incident, and not less than $ 1,000,000. for damage to property, or a combined single limit of not less than $ 1,000,000. It shall be the responsibility of lessor to purchase casualty insurance with extended coverage so as to insure any structure on the premises against damage caused by lira or the affects of fire (smoke, heat, means of extinguishment, etc.), or any other means of loss. It shall be the responsibility of the lessee to insure all of the lessee's belongings upon the premises, of whatsoever nature, against the same. With respect to these policies, lessee shall cause the lessor to be named as an additional insured party. Lessee agrees to and shall indemnify and hold lessor harmless against any and all claims and demands arising from the negligence of the lessee, lessees officers, agents, invitees and/or employees, as well as those arising from lessee's failure to comply with any covenant of this lease on lessee's part to be performed, and shall at lessee's own expense defend the lessor against any and all suits or actions arising out of such negligence, actual or alleged, and all appeals therefrom and shall satisfy and discharge any judgment which may be awarded against lessor in any such suit or action. SEE INSERT 3

     FIXTURES: (12) All partitions, plumbing, electrical wiring, additions to or improvements upon the premises, whether installed by the lessor or lessee, shall be and become a part of the building in which the promises are located as soon as installed and the property of the lessor unless otherwise herein provided.

     LIGHT AND AIR: (13) This lease does not grant any rights of access to light and air over the premises or any adjacent property.

     DAMAGE BY CASUALTY, FIRE AND DUTY TO REPAIR:  SEE INSERT 4

     WAIVER OF SUBROGATION RIGHTS:   (15) Neither the lessor nor
the lessee shall be liable to the other for loss arising out of damage to or destruction of the promises, or the building or improvement of which the premises are a part or with which they are connected, or the contents of any thereof, when such loss is caused by any of the perils which are or could be included within or insured against by a standard form of fire insurance will, extended coverage, including sprinkler leakage insurance, if any. All such claims for any and all loss, however caused, hereby are waived. Such absence of liability shall exist whether or not the damage or destruction is caused by the negligence of either lessor or lessee or by any of their respective agents, servants or employees. If is the intention and agreement of the lessor and the lessee that the rentals reserved by this lease have been fixed in contemplation that both parties shall fully provide their own insurance protection at their own expense, and that both parties shall took to their respective insurance carriers for reimbursement of any such loss, and further, that the insurance carriers involved shall not be entitled to subrogation under any circumstances against any party to this lease. Neither the lessor nor the lessee shall have any interest or claim in the other's insurance policy of policies, or the proceeds thereof, unless specifically covered therein as a joint assured.

     EMINENT DOMAIN (16) In case of the condemnation or purchase of all or any substantial part of the premises by any public or private corporation with the power of condemnation this lease may be terminated, effective on the date possession is taken, by either party hereto on written notice to the other and in that case the lessee shall not be liable for any rent after the termination date. Lessee shall not be entitled to and hereby expressly waives any right to any part of the condemnation award or purchase price.

     FOR SALE AND FOR RENT SIGNS: (17) During the period of 90 days prior to the date above fixed for the termination of this lease, the lessor herein may post on the premises or in the windows thereof signs of moderate size notifying the public that the premises are "for sale" or "for lease."

     DELIVERING UP PREMISES ON TERMINATION:   (18) At the
expiration of the lease term or upon any sooner termination thereof, the lessee will quit and deliver up lessor's the premises and all future erections or additions to or upon the same, broom-clean, to the lessor or those having estate in the promises, peaceably, quietly, and in as good order and condition, reasonable use and wear thereof, damage by fire, unavoidable casualty and the elements alone excepted, as the same are now in or hereafter may be put in by the lessor.

     ADDITIONAL COVENANTS OR EXCEPTIONS:  (19) See attached
Addendum to Lease.

     ATTACHMENT BANKRUPT DEFAULT:   PROVIDED, ALWAYS, and these
presents are upon these conditions, that (1) it the lessee shall be in arrears in the payment of rent for a period of ten days after the same becomes due, or (2) it the lessee shall fail or neglect to perform or observe any of the covenants and agreements contained herein on lessee's part to be done, kept, performed and observed and such default shall continue for ten days or more after written notice of such failure or neglect shall be given to lessee, or (3) if the lessee shall be declared bankrupt or insolvent according to law, or (4) if any assignment of lessee's properly shall be made for the benefit of creditors, or (5) if on the expiration at this lease lessee fails to surrender possession of the premises, the lessor or those having lessor's estate in the premises, may terminate this lease and, lawfully, at lessor's option immediately of at any time thereafter, without demand or notice, enter into and upon the premises and every part thereof and reposses the same, and expel lessee and those claiming by, through and under lessee and remove lessee's effects at lessee's expense, forcibly if necessary and store the same, all without being deemed guilty of trespass and without prejudice. to any remedy which otherwise might be used for arrears of rent or preceding breach of covenant.

Neither the termination of this lease by forfeiture nor the taking or recovery of possession of the premises shall deprive lessor of any other action, right, or remedy against lessee for possession, rent or damages, nor shall any omission by lessor to enforce any forfeiture, right or remedy to which lessor may be entitled be deemed a waiver by lessor of the right to enforce the performance of all terms and conditions of this lease by lessee.

In the event of any re-entry by lessor, lessor may lease or relet the premises in whole or in part to any tenant or tenants who may be satisfactory to lessor, for any duration, and for the best rent, terms and conditions as lessor may reasonably obtain. Lessor shall apply the rent received from any such tenant first to the cost of retaking and reletting the premises, including remodeling required to obtain any such tenant, and then to any arrears of rent and future rent payable under this lease and any other damages to which lessor may be entitled hereunder.

Any property which lessee leaves on the premises after abandonment or expiration of the lease, or for more than ten days after any termination of the lease by landlord, shall be deemed to have been abandoned, and lessor may remove and sell the property at public or private sale as lessor sees fit, without being liable for any prosecution therefor or for damages by reason thereof, and the not proceeds of any such sale shall be applied toward the expenses of landlord and rent as aforesaid, and the balance of such amounts, if any, shall be held for and paid to the lessee.

     HOLDING OVER:   In the event the lessee for any reason shall
hold over after the expiration of this lease, such holding over shall not be deemed to operate as a renewal or extension of this lease, but shall only create a tenancy at sufferance which may be terminated at will at any time by the lessor.

     ATTORNEY FEES AND COURT COSTS:   In case suit or action is
instituted to enforce compliance with any of the terms, covenants or conditions of this lease, or to collect the rental which may become due hereunder, or any portion thereof, the losing party agrees to pay the prevailing party's reasonable attorney fees incurred throughout such proceeding, including at trial, on appeal, and for post judgment collection. The lessee agrees to pay and discharge all lessor's costs and expenses, including lessor's reasonable attorney's fees that shall arise from enforcing any provision or covenants of this lease even though no suit or action is instituted.

Should the lessee be or become the debtor in any bankruptcy proceeding, voluntarily, involuntarily or otherwise, either during the period this lease is in effect or while there exists any outstanding obligation of the lessee created by this lease in favor of the lessor, the lessee agrees to pay the lessor's reasonable attorney fees and costs which the lessor may incur as the result of lessor's participation in such bankruptcy proceedings. It is understood and agreed by both parties that applicable federal bankruptcy law or rules of procedure may affect, alter, reduce or nullify the attorney fee and cost awards mentioned in the preceding sentence.

     WAIVER: Any waiver by the lessor of any breach of any covenant herein contained to be kept and performed by the lessee shall not be deemed or considered as a continuing waiver, and shall not operate to bar or prevent the lessor from declaring a forfeiture for any succeeding breach, either of the same condition or covenant or otherwise. NOTICES Any notice required by the terms of this lease to be given by one party hereto to the other or desired so to be given, shall be sufficient if in writing, contained in a sealed envelope, and sent first class mail, with postage fully prepaid, and it intended for the lessor herein, then if addressed to the lessor at 2100 Stonecrest Drive, Eugene, OR 97041 and if intended for the lessee, then if addressed to the lessee at . Any such notice shall be deemed conclusively to have been delivered to the addressee forty-eight hours after the deposit thereof in the U.S. Mail.

     HEIRS AND ASSIGNS:   All rights, remedies and liabilities
herein given to or imposed upon either of the parties hereto shall extend to, inure to the benefit of and bind, as the circumstances may require, the heirs, successors, personal representatives and so far as this lease is assignable by the terms hereof, to the assigns of such parties. In construing this lease, it is understood that the lessor or the lessee may be more than one person; that if the context so requires, the singular pronoun shall be taken to mean and include the plural, and that generally all grammatical changes shall be made, assumed and implied to make the provisions hereof apply equally to corporations and to individuals.

     IN WITNESS WHEREOF, the parties have executed this lease on the day and year first hereinabove written, any corporation signature being by authority of its Board of Directors.

SEE ATTACHED ADDENDUM TO LEASE AND INSERTIONS DTD MARCH 21,1996.

The publisher strongly recommends that both the lessor and the lessee become familiar with the Americans with Disabilities Act of 1990, Public Laws 101-336. The Act may impose certain duties and responsibilities upon either or both parties to this lease.
These duties and responsibilities may include but not be limited to the removal of certain architectural barriers and ensuring that disabled persons are not denied the opportunity to benefit from the same goods and services as those available to persons without disabilities. Under the Act, prohibition against discrimination applies to any person who is the owner, operator, lessor, or lessee of a place of public accommodation.

     LESSEE'S ACCEPTANCE OF LEASE: (1) The lessee accepts this letting and agrees to pay to the order of the lessor the monthly rentals above stated for the full form of this lease, in advance, at the times and in the manner aforesaid.

     USE OF PREMISES: (2a) The lessee shall use the premises during the term of this lease for the conduct of the following business:

     Retail space, and other related uses, such as lecture and seminar space for topics related to retail sales and for no other purpose whatsoever without lessor's written consent.
     (2b) The lessee will not make any unlawful, improper or offensive use of the promises; the lessee will not suffer any strip or waste thereof; the lessee will not permit any objectionable noise or odor to escape or to be emitted from the premises or do anything or permit anything to be done upon or about the premises in any way lending to create a nuisance; the lessee will not &all or Permit to be sold any product, substance or service upon or about the promises, excepting such as lessee may be licensed by law to sell and as may be herein expressly permitted.
     (2c) the losses will not allow the premises at any time to fall Into such a state of repair or disorder as to increase the fire hazard thereon; the lessee will not Install any power machinery on the premises except under the supervision and with written consent of the lessor; the lessee will not store gasoline or other highly combustible materials on the premises at any time; the lessee will not use the premises in such a way or for such a purpose that the fire insurance rate on the improvements on the premises is thereby increased or that would prevent the lessor from taking advantage of any rulings of any agency of the state In which the premises are situated, or which would allow the lessor to obtain reduced premium rates for long term fire insurgence policies.
     (2d) The lessee shall comply at lessee's own expense with all laws and regulations of any municipal, county, state, federal or other public authority respecting the use of the promises. These include, without limitation, all laws, regulations and ordinances pertaining to air and water quality, Hazardous Materials as herein defined, waste disposal, ale emissions, and other environmental matters. As used herein, Hazardous Material means any hazardous or toxic substance, material, or waste, Including but not limited to those substances, materials, and waste listed in the U.S. Department of Transportation Hazardous Materials Table or by the U.S. Environmental Protection Agency as hazardous substances and Amendments thereto, petroleum products, or such other substances, materials, and waste that are or become regulated under any applicable local, state, or federal law.
     (2e) The lessee shall regularly occupy and use the promises for the conduct of lessee's business, and shall not abandon or vacate the premises for more than ten days without written approval of lessor.
     (2f) Losses shall not cause or permit any Hazardous
Material to be brought upon. kept or used in or about the premises by lessee, its agents, employees, contractors, or invitees without the prior written consent of lessor, which consent will not be unreasonably withhold so long as lessee demonstrates to lessor's reasonable satisfaction that such Hazardous Material is necessary or useful to lessee's business and will be used, kept, and stored in a manner that will comply at all times with all laws regulating any such Hazardous Material so brought upon or used or kept on or about the premises.

     UTILITIES (3) The lessee shall pay for all host, light, water, power, and other services or utilities used in the promises during the term of this lease.

    REPAIRS AND IMPROVEMENTS (4a) The lessor shall not be required to make any repairs, alterations, additions or improvements to or upon the premises during the form of this lease, except only those hereinafter specifically provided for; the losses hereby agrees to maintain and keep interior walls in good order and repair during the entire term of this lease, at lessee's own cost and expense, and to replace all glass which may be broken or damaged during the form hereof in the windows and doors of the promises with glass of as good or better quality as that now in use; it is further agreed that the lessee will make no alterations, additions or improvements to or upon the promises without the written consent of the lessor first being obtained.
     (4b) The lessor agrees to make all necessary structural repairs to the building, including exterior walls, foundation, roof, gutters and downspouts, and the abutting sidewalks. The lessor reserves and at any and all firms shall have the right to alter, repair or improve the building of which the promises are a part, or to add thereto, and for that purpose at any firm may erect scaffolding and all other necessary structures about and upon the premises and lessor and lessor's representatives, contractors and workers for that purpose may enter in or about the premises with such materials as lessor may deem necessary therefor, and lessee waives any claim to damages, including loss of business exulting therefrom. INSERT 1

     LESSOR'S RIGHT OF ENTRY: (5) It shall be lawful for the lessor, the lessor's agents and representatives, at any reasonable time INSERT #2 to enter into or upon the promises for the purpose of examining into the condition thereof, or for any other lawful purpose.

     RIGHT OF ASSIGNMENT (6) The lessee will not assign, transfer, pledge, hypothecate, surrender or dispose of this lease, or any Interest herein, sublet, or permit any other person or persons whomsoever to occupy the promises without the written consent of the lessor being first obtained in writing; this lease is personal to lessee; lessee's interests, in whole or in part, cannot be sold, assigned, transferred, seized or taken by operation at law, or under or by virtue of any execution or legal process, attachment or proceedings institutes against the lessee, or under or by virtue of any bankruptcy or insolvency proceedings had in regard to the lessee, or in any other manner, except an above mentioned.
     LIENS: (7) The lessee will not permit any lien of any kind, type or description to be placed or imposed upon the improvements in which the premises are situated, or any part thereof, or the land on which they stand.

     ICE, SNOW, DEBRIS: (8) If the promises are located at street level, then at all firms lessee shall keep the sidewalks in front of the premises free and clear of ice, snow, rubbish, debris and obstruction; and if the lessee occupies the entire building, the lessee will not permit rubbish, debris, ice or snow to accumulate on the roof of the building so as to stop up or obstruct gutters or downspouts or cause damage to the roof, and will save harmless and protect the lessor against any injury whether to lessor or to lessors property or to any other person or property caused by lessee's failure in that regard.

     OVERLOADING OF FLOORS: (9) The lessee will not overload the floors of the promises in such a way as to cause any undue or serious stress or strain upon the building in which the premises are located, or any part thereof, and the lessor shall have the right, at any firm, to call upon any competent engineer or architect whom the lessor may choose, to decide whether or not the floors of the premises, or any part thereof, are being overloaded so as to cause any undue or serious stress or strain on the building, or any part thereof, and the decision of the engineer or architect shall he final and binding upon the lessee; and in the event that it is the opinion of the engineer or architect that the stress or strain is such as to endanger or injure the building, or any part thereof, then and in that event the lessee agrees immediately to relieve (the stress or strain, either by reinforcing the building or by lightening the load which causes such stress or strain, in a manner satisfactory to the lessor.

     ADVERTISING SIGNS: (10) The lessee will not use the outside walls of the premises, or allow signs or devices of any kind to be attached thereto or suspended therefrom, for advertising or displaying the name or business of the lessee of for any purpose whatsoever without the written consent of the lessor; however, the lessee may make use of the windows of the Promises to display lessee's name and business when the workmanship of such signs shall be of good quality and permanent nature; provided further that the lessee may not suspend or place within said windows or paint thereon any banners, signs, sign-boards or other devices in violation of the intent and meaning of this section.

                     ADDENDUM TO LEASE
                            and
                        INSERTIONS

     Lessee and Lessor hereby agree that notwithstanding anything contained in the Lease to the contrary, the provisions set forth below will be deemed to be a part of the Lease and shall, unless stated otherwise in this Addendum, supersede, to the extent appropriate, any contrary provision in the Lease.

     1. IMPROVEMENT TO BE PROVIDED BY LESSOR: Lessor will provide the following improvements at Lessors expense:

     Repaint interior walls, using non-toxic paint, in a color to be selected by Lessee and approved by Lessor. Painting to be completed prior to lease commencement.

     Install new carpeting throughout the premises, using non-toxic carpet and carpet adhesive. Carpeting to be installed prior to lease commencement. Color to be selected by Lessee and approved by Lessor. (Cost of non-toxic paint, carpeting and adhesive shall be subject to Lessor's final approval after selection of the products is made).

     Install a minimum of five (5) skylights, with dimensions of approximately ten (10) square feet each, with clear glazing. Location of skylights shall be determined by agreement of both parties. Lessee acknowledges that installation of skylights may not be completed prior to lease commencement. Lessee and Lessor agree that skylights will be installed as soon as possible after the lease is signed, but no later than September 1, 1996, unless delays are caused by the permit application process. Lessee to be responsible for cleaning skylights, and for removal of ice and/or snow.

     2. Handicapped Requirements: If at any time during the lease term, City, State Or Federal authorities require any changes or improvements to accommodate handicapped requirements. Lessor shall be responsible for such changes or improvements, unless such changes or improvements are caused by Lessee's se or by changes to the premises made by Lessee. Any other work, however, which is required by governmental authority pertaining to the Premises, which would be required, regardless of ours or another retailer's tenancy, and which is not specified as Lessee's obligation, shall be done at the sole cost and expense of Lessor.

     3.  Permissions to Erect Solar Panels and Wind Generator on
Roof: Lessor grants permissions to Lessee to erect solar panels and wind generator on the roof. All work to erect the solar panels and wind generator shall be done with the required permits, according to current building codes, and at Lessee's expense. Prior to installation of any such equipment, Lessee shall provide a plan for Lessor's review and approval.

     4. Lessee's Right to Remove Ceiling; Lessor agrees that Lessee may remove ceiling tiles, ceiling grid and light fixtures in dropped ceiling area, provided, however, that Lessee, at Lessor's option, reinstalls all ceiling components and lights and restores the ceiling to its present condition at the end of the lease term.

     5. Option to Renew: Lessee shall have the option to extend the lease for one term of two (2) years, under the same terms and conditions as the primary lease term, except that the rent shall be negotiated between the parties at the time the option is extended. However, in no case shall rent increase more than 5% per year. Notice of Lessee's intent to exercise the option shall be given in writing no less than 120 days prior to expiration of the primary lease term. If Lessee and Lessor have not agreed to a mutually acceptable rent within thirty (30) days of Lessee's written notice of its intent to extend, Lessor shall have the option of marketing the space and finding another acceptable tenant.

     6. Payment of Rent/Late Fee: Rent shall be paid on the 15th day of each month. At Lessor's option, a penalty of 5% may be imposed for any rents paid after the 25th day of the month.

     7. First Rent Payment and Security Deposit: At lease execution, Lessee shall pay rent for the first month of the lease term in the amount of $1900 and a security deposit in an amount equal to one month's rent, for a total of $3800.

     8. Lessor's Responsibilities: Lessor shall pay real property taxes and building hazard (fire) insurance, and shall provide all maintenance to the building structural, electrical, plumbing and mechanical systems and components, except the preventative maintenance program for heating and air conditioning system, and interior, janitorial-type maintenance to the leased premises.

     9. Lessee's Responsibilities: Lessee shall provide personal property insurance for Lessee's furnishings, fixtures and equipment. Lessee shall also provide its own telephone and computer wiring and systems, and shall provide interior, janitorial-type maintenance to the leased premises. Lessee shall also schedule and pay for a preventative maintenance program for the heating and air conditioning system. The schedule shall include no less than three
(3) inspections per year.

     10. Parking: Lessee acknowledges that there is no parking provided with the subject premises and that the lot directly behind the building is available for Lessee and Lessee's customers at the market rate for parking in the area. Lessee to be responsible for securing its own customer and employee parking.

     11. Signage: Lessee shall provide its own signage subject to prior written approval by Lessor and in compliance with the City of Eugene Sign Code. Signs may be installed on both the front and rear of the premises.

     12. Corporate Assignments: Lessee shall have the right, without Lessor's consent, to assign this lease, or sublet the Premises, to a corporation with which it may merge or consolidate, or in connection with the sale of all or a portion of its assets, or to any parent or subsidiary of Lessee's parent. The sale of stock by Lessee or by any shareholder of Lessee shall not constitute an assignment under the terms of this Lease.

     13. Reasonable Expectations: Regardless of any reference to the words "sole" and absolute" (but except for matters which will have an adverse effect on the structural integrity of the Premises, or the plumbing, heating, life safety, ventilating, air conditioning, mechanical or electrical systems of the Premises, or which could affect the exterior appearance of the Premises, whereupon in each such case Lessor's duty is to act in good faith and in compliance with the Lease), any time the consent of Lessor or Lessee is required, such consent shall not be unreasonably withheld, conditioned or delayed. Whenever the Lease grants Lessor or Lessee the right to take action, exercise discretion, establish rules and regulations or make allocations or other determinations, Lessor and Lessee shall act reasonably and in good faith and take no action which might result in the frustration of the reasonable expectations of a sophisticated landlord and sophisticated tenant concerning the benefits to be enjoyed under the Lease.

     14. Interference with Lessee's Business: In the event that Lessee's use of all or any significant portion of the Premises is interfered with for a continuous period in excess of three (3) business days by reason of cessation of utilities or other essential services (e.g. electricity, water, sewer or septic, HVAC) due to a failure of the building's systems, or by the Lessor's activities in or about the Premises, the payment of rent under the Lease shall abate for the period of such interference, provided, however, that in no case shall the provisions of this paragraph apply if such interference is due in whole or in part to the negligence or willful misconduct of Lessee, its agents, employees or contractors.

                        INSERTIONS

INSERT 1
Lessee shall be responsible for routine maintenance of and minor repairs or alterations to the heating, ventilating and cooling systems, interior wiring, plumbing and drain pipes to sewers or septic tank to keep such, in good working order. However, except to the extent required of Lessee in Section 4(a), Lessor shall be responsible for installation of any additional major utility systems, or any major repair or replacement of above existing systems should such action become necessary as determined by an independent contractor or as required by a government agency.

INSERT 2
 ...upon reasonable prior notice and in such a manner so as to not interfere with Lessee's business in the Premises,...

INSERT 3

Lessor agrees to and shall indemnify and hold Lesee harmless against any and all claims and demands arising from the negligence of Lessor, Lessor's officers, agents invitees and/or employees, as well as those arising from Lessor's failure to comply with any covenant of this lease on Lessor's part to be performed, and shall, at Lessor's own expense, defend Lesee against any and all suits or actions arising out of such negligence, actual or alleged, and all appeals therefrom and shall satisfy and discharge any judgment which may be awarded against Lesee in any such suit or action.

INSERT 4

If the Premises is damaged or destroyed by fire or other casualty ("Casualty"), the risk of which is insured by Lessor or is typically insured by the type of insurance required to be carried by Lessor pursuant to Section 11 of the Lease, to the extent that rebuilding or repairs cannot, in the opinion of an independent general contractor reasonably selected by Lessor and approved by Lessee with experience with similar repairs, reasonably be completed within 240 days from the date of Casualty, Lessee may, at its option, terminate this Lease as of the date of Casualty by notice to Lessor. If Lessee does not so terminate this Lease, or if the improvements are so damaged that rebuilding or repairs may be completed within 240 days from the date of Casualty, then this Lease shall not terminate, and Lessor shall proceed forthwith to repair such improvements to substantially the condition as existed immediately prior to the Casualty and shall diligently pursue such Repair to completion.

Lessor shall not be required to repair any Casualty occurring during the final (18) months of the term of the Lease, unless, within ten (10) day after receipt of Lessor's notice that it intends not to effect such repair, Lessee exercises in writing any option to extend the term given Lessee hereunder.

REAL GOODS TRADING CORPORATION

by:[S]DONNA MONTAG                by:[S]HARRIET C. DAVIS
      Donna Montag                      Harriet C. Davis
its:  Controller                 Date:  March 21, 1996
Date: March 19, 1996

                   LEASE EXTENSION

This agreement is entered into this l2th day of April, 1999
as an extension of that certain lease entered into on March, 1996 by and between Real Goods Trading Corp. of 555 Leslie Street, Ukiah, CA. 95482, as Lessee and Harriet C. Davis of 2100 Stone Crest Drive, Eugene, OR 97401, as Lessor.

The said lease covers rental of that certain store building located at 77 West Broadway, Eugene, OR. presently being occupied by the Lessee.

By this Lease Extension Agreement the above recited lease is renewed for an additional period of three (3) years on the same terms and conditions as set forth in the original lease, with the following changes:

     This extension shall run for a period of three years commencing with the l5th day of April, 1999 and ending at midnight on the 14th day of April, 2002. Rent shall be due on on the l5th day of each month at the following amounts:

     Year 1: $2077.00 per month
     Year 2: $2140.00 per month
     Year 3: $2205.00 per month

    Lessor also agrees to install double doors in rear of store, upon her approval of plans, with cost not to exceed $2500.00.
    Lessor also agrees to paint and repair walls and ductwork with cost not to exceed $600.00.

    Real Goods Trading Corp.

      by:[S]JOHN SCHAEFFER              Date:  April 12, 1999
            John Schaeffer

      by:[S]HARRIET C. DAVIS
            Harriet C. Davis
</DOC>

                         COMMERCIAL LEASE

     1.  PARTIES.
     This lease was made and entered into this 18 day of
March 1999 by and between Jo Ann Cortina (hereinafter referred to as "Landlord") and Real Goods Trading Corporation (hereinafter referred to as "Tenant").
     2.  PREMISES.
         Landlord hereby leases to Tenant and Tenant hereby leases from Landlord, on the terms and conditions hereinafter set forth that certain real property and the building and other improvements located thereon situated in the City of Ukiah , County of Mendocino , State of CA, commonly known as 1031 North State Street and described as a building of approx. 5,500 sq. ft. recorded under A. P. No. 002-010-09. (said real property is hereinafter called the "Premises")
     3.  TERM.
         The term of this Lease shall be for 36 Months, commencing on April 1, 1999 and ending on April 1, 2002, unless sooner terminated as hereinafter provided.
     4.  RENT
     Tenant shall pay Landlord as rent for the Premises the following sums per month, in advance on the first day of each month (there will be a six percent [ 6% ] late charge for any rent payment not made by the 8th day of any month) during the term of this Lease: During the first year of the term of this Lease, the sum of Four thousand ($4.000.00) dollars per month. During the second year of the term of this lease, the sum of
Four thousand one    hundred sixty ($4,160.00) dollars per month.
During the third year of the term of this lease, the sum of Four thousand three hundred twenty-six and forty cents ($4,326.40) dollars per month.

Tenant shall pay to Landlord upon the execution of this Lease the sum of Four thousand ($4.000.00) dollars as rent for April 1999. Rent for any period during the term of this Lease which is for less than one(1) month, shall be a pro rata portion of the monthly installment. Rent shall be payable without notice or demand and without any deduction, off -set, or abatement in lawful money of the United States to the Landlord at the address stated herein for notices or to such other persons or such other places as the Landlord may designate to Tenant in writing.
     5. SECURITY DEPOSIT.
     Tenant shall deposit with Landlord upon execution of this Lease the sum of Four thousand ($4.000.00) dollars as a security deposit for the Tenant's faithful performance of the provisions of this Lease. It Tenant fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Lease, Landlord may use the security deposit, or any portion of it, to cure the default or compensate Landlord for all damages sustained by Landlord resulting from Tenant's default. Tenant shall immediately on demand pay to Landlord the sum equal to that portion of the security deposit expended or applied by Landlord which was provided for in this paragraph so as to maintain the security deposit in the sum initially deposited with Landlord. Landlord shall not be required to keep the security deposit separate from its general account nor shall Landlord be required to pay Tenant any interest on the security deposit. It Tenant performs all of Tenant's obligations under this Lease, the security deposit or that portion thereof which has not previously been applied by the Landlord, shall be returned to Tenant within fourteen (14) days after the expiration of the term of this Lease, or after Tenant has vacated the Premises, whichever is later.

     6.  USE.
     Tenant shall use the Premises only for General office and administration and call center operation for the corporation and for no other purpose without the Landlord's prior written consent.
     Tenant shall not do, bring or keep anything in or about the Premises that will cause a cancellation of any insurance covering the Promises or the building in which the Premises are located. If the rate of any insurance carried by the Landlord is increased as a result of Tenant's use, Tenant shall pay to Landlord within ten (10) days after written demand from Landlord, the amount of any such increase. Tenant shall comply with all laws concerning the Premises or Tenant's use of the Premises, including without limitation, the obligation at Tenant's cost to alter, maintain, or restore the Premises in compliance and conformity with all laws relating to the condition, use, or occupancy of the Premises by Tenant during the term of this Lease. Tenant shall hot use or permit the use of the Premises in any manner that will tend to create waste or a nuisance or, if there shall be more than one tenant of the building containing the Premises, which shall unreasonably disturb any other tenant.
     Tenant hereby accepts the Premises in their condition existing as of the date that Tenant possesses the Premises, subject to all applicable zoning, municipal, county and state laws, ordinances, regulations governing or regulating the use of the Premises and accepts this Lease subject thereto and to all matters disclosed thereby. Tenant hereby acknowledges that neither the Landlord nor the Landlord's agent has made any representation or warranty to Tenant as to the suitability of the Premises for the conduct of Tenant's business.
     7.  TAXES.
     (a) Real Property Taxes.
     Landlord shall pay all real property taxes and general assessments levied and assessed against the Premises during the term of this Lease.
     If it shall be Tenant's obligation to pay such real property taxes and assessments hereunder, Landlord shall use its best efforts to cause the Premises to be separately assessed from other real property owned by the Landlord. If Landlord is unable to obtain such a separate assessment, the assessor's evaluation based on the building and other improvements that are a part of the Premises shall be used to determine the real property taxes. If this evaluation is not available, the parties shall quitably allocate the property taxes between the building and other improvements that are a part of the Premises and all buildings and other improvements included in the tax bill. In making the allocation, the parties shall reasonably evaluate the factors to determine the amount of the real property taxes so that the allocation of the building and other improvements that are a part of the Premises will not be less than the ratio of the total number of square feet of the building and other improvements that are a part of the Premises bears to the total number of square feet in all buildings and other improvements included in the tax bill. Real property taxes attributable to land in the Premises shall be determined by the ratio that the total number of square feet in the Premises bears to the total number of square feet of land included in the tax bill.
     (b) Personal Property Taxes.
     Tenant shall pay prior to the delinquency all taxes assessed against and levied upon the trade fixtures, furnishings, equipment and other personal property of Tenant contained in the Premises. Tenant shall endeavor to cause such trade fixtures, furnishings and equipment and all other personal property to be assessed and billed separately from the property of the Landlord. If any of Tenant's said personal property shall be assessed with Landlord's property, Tenant shall pay to Landlord the taxes attributable to Tenant within ten (10) days after the receipt of a written statement from Landlord setting forth the taxes applicable to Tenant's property.
     8.  UTILITIES.
     Tenant shall make all arrangements and pay for all water, gas, heat, light, power, telephone and other utility services supplied to the Premises together with any taxes thereon and for all connection charges. If any such services are not separately metered to Tenant, the Tenant shall pay a reasonable proportion, to be determined by Landlord, of all charges jointly metered with other premises.
     9.  MAINTENANCE AND REPAIRS.
     (a)  Landlord's Obligations.
     Except as provided in Article 12, and except for damage caused by any negligent or intentional act or omission of Tenant, Tenant's agents, employees, or invitees, Landlord at its sole cost and expense shall keep in good condition and repair the foundations, exterior walls, and exterior roof of the Premises. Landlord shall also maintain the unexposed electrical, plumbing and sewage systems including, without limitation, those portions of the systems lying outside the Premises; window frames, gutters and down spouts on the building, all sidewalks, landscaping and other improvements that are a part of the Premises or of which the Premises are a part. The Landlord shall also maintain the heating, ventilating and air-conditioning systems servicing the Premises. Landlord shall resurface and restripe the parking area on or adjacent to the Premises when necessary. Landlord shall have thirty (30) days after notice from Tenant to commence to perform its obligations under this Article 9, except that Landlord shall perform its obligations immediately if the nature of the problem presents a hazard or emergency situation. If the Landlord does not perform its obligations within the time limit set forth in this paragraph, Tenant can perform said obligations and shall have the right to be reimbursed for the amount that Tenant actually expends in the performance of Landlord's obligations. If Landlord does not reimburse Tenant within thirty
(30) days after demand from Tenant, Tenant's sold remedy shall be to institute suit against the Landlord, and Tenant shall not have the right to withhold from future rent the sums Tenant has expended.
     (b)  Tenant's Obligations.
     Subject to the provisions of Sub-paragraph (a) above and
Article 12, Tenant at Tenant's sole cost and expense shall keep in good order, condition and repair the Premises and every part thereof including, without limitation, all Tenant's personal property, fixtures, signs, store fronts, plate glass, show windows, doors, interior walls, interior ceiling, and lighting facilities. If Tenant fails to perform Tenant's obligation as stated herein, Landlord may at its option (but shall not be required to), enter the Premises, after ten (10) days prior written notice to Tenant, put the same in good order, condition and repair, and the costs hereof together with interest thereon at the rate of ten (10%) percent per annum shall become due and payable as additional rental to Landlord together with Tenant's next rental installment.

     10.  ALTERATIONS AND ADDITIONS.
     (a) Tenant shall not, without the Landlord's prior written consent, make any alterations, improvements or additions in or about the Premises except for non-structural work which does not exceed $1,000.00 in cost. As a condition to giving any such consent, the Landlord may require the Tenant to remove any such alterations, improvements, or additions at the expiration of the term, and to restore the Premises to their prior condition by giving Tenant thirty (30) days written notice prior to the expiration of the term that Landlord requires Tenant to remove any such alterations, improvements, or additions that Tenant has made to the Premises. If Landlord so elects, Tenant at its sole cost shall restore the Premises to the condition designated by Landlord in its election before the last day of the term of the Lease.
     Before commencing any work relating to the alterations, additions, or improvements affecting the Premises, Tenant shall notify Landlord in writing of the expected date of the commencement of such work so that Landlord can post and record the appropriate notices of non-responsibility to protect Landlord from any mechanic's liens, materialman liens, or any other liens. In any event, Tenant shall pay, when due, all claims for labor and materials furnished to or for Tenant at or for use in the Premises. Tenant shall not permit any mechanic's liens or materialman's liens to be levied against the Premises for any labor or material furnished to Tenant or claimed to have been furnished to Tenant or Tenant's agents or contractors in connection with work of any character performed or claimed to have been performed on the Premises by or at the direction of Tenant. Tenant shall have the right to assess the validity of any such lien if, immediately on demand by Landlord, Tenant procures and records a lien release bond meeting the requirements of California Civil Code Section 3143 and shall provide for the payment of any sum that the claimant may recover on the claim (together with the costs of suit, if it is recovered in the action).
     Unless the Landlord requires their removal as set forth above, all alterations, improvements or additions which are made on the Premises by the Tenant shall become the property of the Landlord and remain upon and be surrendered with the Premises at the expiration of the term. Notwithstanding the provisions of this paragraph, Tenant's trade fixtures, furniture, equipment and other machinery, other than that which is affixed to the Premises so that it cannot be removed without material or structural damage to the Premises, shall remain the property of the Tenant and removed by Tenant at the expiration of the term of this Lease.
     11.  INSURANCE; INDEMNITY.
     (a)  Fire Insurance.
     Landlord at its cost shall maintain during the term of this Lease on the Premises a policy or policies of standard fire and extended coverage insurance to the extent of at least ninety (90%) percent of full replacement value thereof. Said insurance policies shall be issued in the names of Landlord and Tenant, as their interests may appear. Tenant at its cost shall maintain during the term of this Lease on all its personal property, Tenant's improvements, and alterations in or about the Premises, a policy of standard fire and extended coverage insurance, with vandalism and malicious mischief endorsements, to the extent of their full replacement value. The proceeds from any such policy shall be used by Tenant for the replacement of personal property or the restoration of Tenant's improvements or alterations.
     (b)  Liability Insurance.
     Tenant at its sole cost and expense shall maintain during the term of this Lease public liability and property damage insurance with a single combined liability limit of five hundred thousand ($500,000.00) dollars, and property damage limits of not less that one hundred thousand ($100,000.00) dollars, insuring against all liability of Tenant and its authorized representatives arising out of and in connection with Tenant's use or occupancy of the Premises. Both public liability insurance and property damage insurance shall insure performance by Tenant of the indemnity provisions in Sub-paragraph (d) below, but the limits of such insurance shall not, however, limit the liability of Tenant hereunder. Both Landlord and Tenant shall be named as additional insureds, and the policies shall contain cross-liability endorsements. if Tenant shall fail to procure and maintain such insurance the Landlord may, but shall not be required to, procure and maintain same at the expense of Tenant and the cost thereof, together with interest thereon at the rate of ten (10%) percent per annum, shall become due and payable as additional rental to Landlord together with Tenant's next rental installment.
     (c)  Waiver of Subrogation.
     Tenant and Landlord each waives any and all rights of recovery against the other, or against the officers, employees, agents, and representatives of the other. for loss of or damage to such waiving party or its property or the property of others under its control, where such loss or damage is insured against under any insurance policy in force at the time of such loss or damage. Each party shall cause each insurance policy obtained by it hereunder to provide that the insurance company waives all right of recovery by way of subrogation against either party in connection with any damage covered by any such policy.
     (d)  Hold Harmless.
     Tenant shall indemnify and hold Landlord harmless from and against any and all claims arising from Tenant's use or occupancy of the Premises or from the conduct of its business or from any activity, work, or things which may be permitted or suffered by Tenant in or about the Premises including all damage, costs, attorney's fees, expenses and liabilities incurred in the defense of any claim or action or proceeding arising therefrom. Except for Landlord's willful or grossly negligent conduct, Tenant hereby assumes all risk of damage to property or injury to person in or about the Premises from any cause, and Tenant hereby waives all claims in respect thereof against Landlord.
     (e)  Exemption of Landlord from Liability.
     Except for Landlord's willful or grossly negligent conduct, Tenant hereby agrees that Landlord shall not be liable for any injury to Tenant's business or loss of income therefrom or for damage to the goods, wares, merchandise, or other property of Tenant, Tenant's employees, invitees, customers or any other person in or about the Premises; nor shall Landlord be liable for injury to the person of Tenant. Tenant's employees, agents, contractors, or invitees, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air-conditioning, or lighting fixtures, or from any other cause, whether such damage results from conditions arising upon the Premises or upon other portions of the building in which the Premises are a part. or from any other sources or places. Landlord shall not be liable to Tenant for any damages arising from any act or neglect of any other tenant, if any, of the building in which the Premises are located.

     12.  DAMAGE OR DESTRUCTION.
     (a)  Damage - Insured.
     If, during the term of this Lease, the Promises and/or the building and other improvements in which the Premises are located are totally or partially destroyed rendering the Premises totally or partially inaccessible or unusable, and such damage or destruction was caused by a casualty covered under an insurance policy required to be maintained hereunder, Landlord shall restore the Premises and/or the building and other improvements in which the Premises are located into substantially the same condition as they were in immediately before such damage or destruction, provided that the restoration can be made under the existing laws and can be completed within one hundred twenty
(120) working days after the date of such destruction or damage. Such destruction or damage shall not terminate this Lease.
     If the restoration cannot be made in said 120 day period, then within fifteen (IS) days after the parties hereto determine that the restoration cannot be made in the time stated in 'his paragraph, Tenant may terminate this Lease immediately by giving notice to Landlord and the Lease will be deemed cancelled as of the date of such damage or destruction. If Tenant fails to terminate this Lease and the restoration is permitted under the existing laws, Landlord, at its option, may terminate this Lease or restore the Premises and/or any other improvements in which the Premises are located within a reasonable time and this Lease shall continue in full force and effect. If the existing laws do not permit the restoration, either party can terminate this Lease immediately by giving notice to the other party.
     Notwithstanding the above, if the Tenant is the insuring party and if the insurance proceeds received by Landlord are not sufficient to effect such repair, Landlord shall give notice to Tenant of the amount required in addition to the insurance proceeds to effect such repair. Tenant may, at Tenant's option, contribute the required amount, but upon failure to do so within thirty (30) days following such notice, Landlord's sole remedy shall be, at Landlord's option and with no liability to Tenant, to cancel and terminate this Lease. If Tenant shall contribute such amount to Landlord within said thirty (30) day period, Landlord shall make such repairs as soon as reasonably possible and this Lease shall continue in full force and effect. Tenant shall in no event have any right to reimbursement for any amount so contributed.
     (b)  Damage - Uninsured.
     In the event that the Promises are damaged or destroyed by a casualty which is not covered by the fire and extended coverage insurance which is required to be carried by the party designated in Article 11 (a) above, then Landlord shall restore the same; provided that if the damage or destruction is to an extent greater than ten (10%) percent of the then replacement cost of the improvements on the Premises (exclusive of Tenant's trade fixtures and equipment and exclusive of foundations and footings), then Landlord may elect not to restore and to terminate this Lease. Landlord must give to Tenant written notice of its intention not to restore within thirty (30) days from the date of such damage or destruction and, if not given, Landlord shall be deemed to have elected to restore and in such event shall repair any damage as soon as reasonably possible. In the event that Landlord elects to give such notice of Landlord's intention to cancel and terminate this Lease, Tenant shall have the right, within ten (10) days after receipt of such notice, to give written notice to Landlord of Tenant's intention to repair such damage at Tenant's expense, without reimbursement from Landlord, in which event the Lease shall continue in full force and effect and Tenant shall proceed to make such repairs as soon as reasonably possible. If the Tenant does not give such notice within such 10 day period, this Lease shall be cancelled and be deemed terminated as of the date of the occurrence of such damage or destruction.
     (c)Damage Near the End of the Term.
If the Premises are totally or partially destroyed or damaged during the last twelve 112) months of the term of this Lease, Landlord may, at Landlord's option, cancel and terminate this Lease as of the date of the cause of such damage by giving written notice to Tenant of Landlord's election to do so within 30 days after the date of the occurrence of such damage; provided, however, that. It the damage or destruction occurs within the last 12 months of the term and if within fifteen
(15) days after the date of such damage or destruction Tenant exercises any option to extend the term provided herein, Landlord shall restore the Premises if obligated to do so as provided in subparagraph (a) or (b) above.
     (d) Abatement of Rent.
     If the Premises are partially or totally destroyed or damaged and Landlord or Tenant repairs or restores them pursuant to the provisions of this Article 12, the rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's reasonable use of the Premises is impaired. Except for the abatement of rent, if any, Tenant shall have no claim against Landlord for any damages suffered by reason of any such damage, destruction, repair or restoration.
     (e) Trade Fixtures and Equipment.
     If Landlord is required or elects to restore the Premises as provided in this Article, Landlord shall not be required to restore Tenant's improvements, trade fixtures, equipment or alterations made by Tenant, such excluded items being the sole responsibility of the Tenant to restore hereunder.
     (f) Total Destruction-Multitenant Building.
     It the Promises are a part of a multitenant building and there is destruction to the Premises and/or the building of which the Premises are a part that exceeds Fifty (50%) percent of the then replacement value of the Premises and/or the building in which the Premises are a part from any cause whether or not covered by the insurance described in Article 11 above, Landlord may, at its option, elect to terminate this Lease (whether or not the Premises are destroyed) so long as Landlord terminates the leases of all other tenants in the building of which the Premises are a part, effective as of the date of such damage or destruction.
     13.  CONDEMNATION.
     If the Premises or any portion thereof are taken by the power of eminent domain, or sold by Landlord under tile threat of exercise of said power (all of which is herein referred to as "condemnation"), this Lease shall terminate as to tile part so taken as of the date the condemning authority takes title or possession, whichever occurs first. If more than twenty (20%) percent of the floor area of any buildings on the Premises, or more than twenty (20%) percent of the land area of the Premises not covered with buildings, is taken by condemnation, either Landlord or Tenant may terminate this Lease as of the date the condemning authority takes possession by notice in writing of such election within twenty (20) days after Landlord shall have notified Tenant of such taking or, in the absence of such notice, then within twenty (20) days after the condemning authority shall have taken possession.
     If this Lease is not terminated by either Landlord or Tenant as provided hereinabove, then it shall remain in full force and effect as to the portion of the Premises remaining, provided that the rental shall be reduced in proportion to the floor area of the buildings taken within the Premises as it bears to the total floor area of all buildings located on the Premises. In the event this Lease is not so terminated, then Landlord agrees at Landlord's sole cost and expense, to as soon as reasonably possible restore the Premises to a complete unit of like quality and character as existed prior to the condemnation. All awards for the taking of any part of the Premises or any payment made under the threat of the exercise of the power of eminent domain shall be the property of the Landlord, whether made as compensation for the diminution of the value of the leasehold or for the taking of the fee or as severance damages; provided, however, that Tenant shall be entitled to any award for loss or damage to Tenant's trade fixtures and removable personal property.
     Each party hereby waives the provisions of Code of Civil Procedure 1265.130 allowing either party to petition the Superior Court to terminate this Lease in the event of a partial taking of the Premises. Refit shall be abated or reduced during the period from the date of taking until the completion of restoration by Landlord, but all other obligations of Tenant tinder this Lease shall remain in full force and effect. The abatement or reduction of the rent shall be based on the extent to which the restoration interferes with Tenant's use of the Premises.
     14.  ASSIGNMENT AND SUBLETTING.
     Tenant shall not voluntarily or by operation of lawssign, transfer, sublet, mortgage, or otherwise transfer or encumber all or any part of Tenant's interest in this Lease or in the Premises without Landlord's prior written consent which consent shall not be unreasonably withheld. Any attempted assignment, transfer, mortgage, encumbrance, or subletting without Such consent shall be void and shall constitute a breach of this Lease. If Tenant is a corporation, any dissolution, merger, consolidation or other reorganization of Tenant, or the sale or other transfer of a controlling percentage of the capital stock of Tenant, or the sale of at least fifty-one (51 %) percent of the value of the assets of Tenant, shall be deemed a voluntary assignment. The phrase "controlling percentage" means the ownership of, and the right to vote, stock possessing at least fifty-one (51 %) percent of the total combined voting power of all classes of Tenant's capital stock issued, outstanding, and entitled to vote for the election of directors. This paragraph shall not apply to corporations the stock of which is traded through an exchange or over the counter.
     Regardless of Landlord's consent, no subletting or assignment shall release Tenant or Tenant's obligation to pay the rent and to perform all other obligations to be performed by Tenant hereunder for the term of this Lease. The acceptance of rent by Landlord from any other person shall not be deemed a waiver by Landlord of any provision hereof. Consent to one assignment or subletting shall not be deemed consent to any subsequent assignment or subletting.
     15.  DEFAULT.
     (a) Events of Default.
     The occurrence of any one or more of the following events shall constitute a default and breach of this Lease by Tenant:
       (1) Failure to pay refit when due, if the failure continues for five (5) days after written notice has been given to Tenant.
       (2) Deleted
       (3) Failure to perform any other provision of this Lease if the failure to perform is not cured within thirty (30) days after written notice thereof has been given to Tenant by Landlord. If the default cannot reasonably be cured within said thirty (30) day period, Tenant shall not be in default tinder this Lease if Tenant commences to cure the default within the thirty (30) day period and diligently prosecutes the same to completion.
       (4) The making by Tenant of any general assignment, or general arrangement for the benefit of creditors; the filing by or against Tenant of if petition to have Tenant adjudged a bankrupt or a petition for reorganization or arrangement under any law relating to bankruptcy unless the same is dismissed within sixty (60) days; the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in the Lease, where possession is not restored to Tenant within thirty (30) days; or the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in the Lease, where such seizure is not discharged within thirty (30) days.
     Notices given tinder this paragraph shall specify the alleged default and the applicable lease provisions, and shall demand that Tenant perform the provisions of this Lease or pay the refit that is in arrears as the case may be, within the applicable period of time. No such notice shall be deemed a forfeiture or a termination of this Lease unless Landlord so elects in the notice.
     (b) Landlord's Remedies.
     The Landlord shall have the following remedies it Tenant commits a default under this Lease. These remedies are not exclusive but are cumulative and in addition to any remedies now or hereafter allowed by law.
     Landlord can continue this Lease in full force and effect, and the Lease will continue in effect so long as Landlord does not terminate Tenant's right to possession, and the Landlord shall have the right to collect refit when due. During the period that Tenant is in default, Landlord can enter the Premises and relet them, or any part of them. to third parties for Tenant's account. Tenant shall be liable immediately to the Landlord for all costs the Landlord incurs in reletting the Premises, including, without limitation, brokers' commissions, expenses of remodeling the Premises required by the reletting, and like costs. Reletting can be for a period shorter or longer than the remaining term of this Lease. Tenant shall pay to Landlord the rent due tinder this Lease on the dates the refit is due, less the refit Landlord receives from any reletting. No act by Landlord allowed by this paragraph shall terminate this Lease unless Landlord notifies Tenant that Landlord elects to terminate this Lease. After Tenant's default and for so long as Landlord has not terminated Tenant's right to possession of the Premises, if Tenant obtains Landlord's consent, Tenant shall have the right to assume or sublet its interest in the Lease, but Tenant shall not be released from liability. Landlord's consent to the proposed assignment or subletting shall not be unreasonably withheld.
     If Landlord elects to relet the Premises as provided in this paragraph, any rent that Landlord receives from such reletting shall apply first to the payment of any indebtedness from Tenant to Landlord other than the rent due from Tenant to Landlord; secondly, to all costs, including maintenance, incurred by Landlord in such reletting; and third, to any rent due and unpaid under this Lease. After deducting the payments referred to in this paragraph, any sum remaining from the rent Landlord receives from such reletting shall he held by Landlord and applied in payment of future rent as rent becomes due under this Lease. In no event shall tenant be entitled to any excess rent received by Landlord. If, on the date rent is due under this Lease, the rent received from the reletting is less than the rent due on that date, Tenant shall pay to Landlord, in addition to the remaining rent due, all costs, including maintenance, that Landlord shall have incurred in reletting that remain after applying the rent received from reletting as provided in this paragraph.


     Landlord can, at its option, terminate Tenant's right to possession of the Premises at any time. No act by Landlord other than giving written notice to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises, or the appointment of a receiver on Landlord's initiative to protect Landlord's interest in this Lease shall not constitute a termination of Tenant's right to possession. In the event of such termination, Landlord has the right to recover from Tenant:
     (1) The worth, at the time of the award, of the unpaid rent that had been earned at the time of the termination of this Lease;
     (2) The worth, at the time of the award, of the amount by which the unpaid rent that would have been earned after the date of the termination of this Lease until the time of the award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided;
     (3) The worth, at the time of the award, of the amount by which the unpaid rent for the balance of the term after the time of the award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided; and (4) Any other amount, including court costs, necessary to compensate Landlord for all detriment proximately caused by Tenant's default. "The worth at the time of the award," as used in (1) and (2) of this paragraph is to be computed by allowing interest at the maximum rate all individual is permitted by law to charge. "The worth at the time of the award," as referred to in (3) (if this paragraph is to be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of the award, plus one (1%) percent.

     Landlord at any time after Tenant commits a default, can cure the default at Tenant's cost and expense. If Landlord at any time, by reason of Tenant's default, pays any sum or does any act that requires the payment of any sum, the sum paid by Landlord shall be due immediately from Tenant to Landlord at the time the sum is paid, and if paid at a later date shall bear interest at the maximum rate an individual is permitted by law to charge from the date the sum is paid by Landlord until Landlord is reimbursed by Tenant. The sum, together with interest thereon, shall be considered additional rent.
     16.  SIGNS.
     Tenant shall not have the right to place, construct or maintain any sign, advertisement, awning, banner, or other exterior decorations oil the building or other improvements that are a part of the Premises without Landlord's prior, written consent, which consent shall not be unreasonably withheld.
     17.  EARLY POSSESSION.
     In the event that the Landlord shall permit Tenant to occupy the Premises prior to the commencement date of the term of this Lease, such occupancy shall be subject to all the provisions of this Lease. Said early possession shall not advance the termination date of this Lease.
     18.  SUBORDINATION.
     This Lease, at Landlord's option , shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation for security now or hereafter placed upon the real property of which the Premises are a part and to any and all advances made on the security thereof and to all renewal, modifications, and extensions thereof. Notwithstanding any such subordination, Tenant's right to quiet possession of the Premises shall not be disturbed if Tenant is not in default and so long as Tenant shall pay the rent and observe and perform all the other provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms. If any mortgagee, trustee, or ground lessor shall elect to have this Lease prior to the lien of its mortgage or deed of trust or ground lease, and shall give written notice thereof to Tenant, this Lease shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease is dated prior to or subsequent to the date of such mortgage deed of trust or ground lease, or the date of recording thereof. Tenant agrees to execute any documents requiring to effect such subordination or to make this Lease prior to the lien of any mortgage. deed of trust, or ground lease, as the case may be, and failing to do so within ten (10) days after written demand from Landlord does hereby make, constitute and irrevocably appoint Landlord as Tenant's attorney in fact and in Tenant's name, place and stead to do so.
     19.  SURRENDER.
     On the last day of the term hereof, or on any sooner termination, Tenant shall surrender the Premises to Landlord in good condition, broom clean, ordinary wear and tear accepted. Tenant shall repair any damage to the Premises occasioned by its use thereof, or by the removal of Tenant's trade fixtures, furnishings and equipment which repair shall include the patching and filling of holes and repair of structural damage. Tenant shall remove all of its personal property and fixtures on the Premises prior to the expiration of the term of this Lease and if required by Landlord pursuant to Article 10(a) above, any alterations, improvements or additions made by Tenant to the Premises. If Tenant fails to surrender the Premises to Landlord on the expiration of the Lease as required by this paragraph, Tenant shall hold Landlord harmless from all damages resulting from Tenant's failure to vacate the Premises, including, without limitation, claims made by any succeeding tenant resulting from Tenant's failure to surrender the Premises.
     20.  HOLDING OVER.
     If the Tenant, with the Landlord's consent, remains in possession of the Premises after the expiration or termination of the term of this Lease, such possession by Tenant shall be deemed to be a tenancy from month-to-month at a rental in the amount of the last monthly rental plus all other charges payable hereunder, upon all the provisions of this Lease applicable to month-to-month tenancy.
     21.  BINDING ON SUCCESSORS AND ASSIGNS.
     The terms, conditions and covenants of this Lease shall be binding upon and shall inure to the benefit of each of the parties hereto, their heirs, personal representatives, successors and assigns.
     22.  NOTICES.
     Whenever under this Lease a provision is made for any demand, notice or declaration of any kind. it shall be in writing and served either personally or sent by registered or certified United States mail, postage prepaid, addressed at the addresses set forth below:

TO LANDLORD AT: Jo Ann Cortina      TENANT AT: Real Goods, Inc.
                348 Washington Ave.            205B Clara St.
                Ukiah, CA 95482                Ukiah, CA 95482
     Such notices shall be deemed to be received within forty-eight (48) hours from the time of mailing, if mailed as provided for in this paragraph.
     23.  LANDLORD'S RIGHT TO INSPECTION.
     Landlord and Landlord's agent shall have the right to enter the Premises at reasonable times for the purpose of inspecting same, showing the same to prospective purchasers or lenders, and making such alterations, repairs, improvements or additions to the Premises or to the building of which the Premises are a part as Landlord may deem necessary or desirable. Landlord may at any time place on or about the Premises any ordinary "For Sale" signs and Landlord may at any time during the last one hundred twenty
(120) days of the term of this Lease place on of about the Premises any ordinary *For Sale or Lease* signs, all without rebate of rent or liability to Tenant.
     24.  CHOICE OF LAW.
      This Lease shall be governed by the laws of the state where the Premises are located.
     25.  ATTORNEY'S FEES.
      If either Landlord or Tenant becomes a party to any litigation or arbitration concerning this Lease, the Premises, or the building or other improvements in which the Premises are located, by reason of any act or omission of the other party or its authorized representatives, and not by reason of any act or omission of the party that becomes a party to that litigation or any act or omission of its authorized representatives the party that causes the other party to become involved in the litigation shall be liable to that party for reasonable attorney's fees and court costs incurred by it in the litigation. If either party commences an action against the other party arising out of or in connection with this Lease, the prevailing party shall be entitled to have and recover from the losing party reasonable attorney's fees and costs of suit.
     26.  LANDLORD'S LIABILITY.
     The term "Landlord" as used in this Lease shall mean only the owner or owners at the time in question of the fee title or a Lessee's interest in a ground lease of the Premises, and in the event of any transfer of such title or interest, Landlord herein named (and in case of any subsequent transfers to the then successor) shall be relieved from and after the date of such transfer of all liability in respect to Landlord's obligations thereafter to be performed. The obligations contained in this Lease to be performed by Landlord shall be binding upon the Landlord's successors and assigns, only during their respective periods of ownership.
     27.  WAIVERS.
     No waiver by Landlord of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Tenant of the same or any other provision. Landlord's consent to or approval of any act shall not be deemed to render unnecessary the obtaining of Landlord's consent to or approval of any subsequent act by Tenant. The acceptance of rent hereunder by Landlord shall not be a Waiver of any preceding breach by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent so accepted, regardless of Landlord's knowledge of such preceding breach at the time of its acceptance of such rent.
     28.  INCORPORATION OF PRIOR AGREEMENTS.
     This Lease contains all agreements of the parties with respect to any matter mentioned herein. No prior agreement or understanding pertaining to any such matter shall be effective. This Lease may be modified only in writing, and signed by the parties in interest at the time of such modification.
     29.  TIME.
     Time is of the essence of this Lease.
     30.  SEVERABILITY.
     The unenforceability, invalidity, or illegality of any provision of this Lease shall not render the other provisions hereof unenforceable, invalid or illegal.
     31.  ESTOPPEL CERTIFICATES.
     Each party, within ten (10) days after notice from the other party, shall execute and deliver to the other party a certificate stating that this Lease is unmodified and in full force and effect, or in fullforce and effect as modified, and stating the modification. The certificate shall also state the amount of minimum monthly rent, the dates to which rent has been paid in advance, and the amount of any security deposit or prepaid rent, if any, as well as acknowledging that there are not, to that party's knowledge, any uncured defaults on the part of the other party, or specifying such defaults, if any, which are claimed.
     32.  COVENANTS AND CONDITIONS.
Each provision of this Lease performable by Tenant shall be deemed both a covenant and a condition.
     33.  SINGULAR AND PLURAL.
     When required by the context of this Lease, the singular shall indicate the plural.
     34.  JOINT AND SEVERAL OBLIGATIONS.
      "Party" shall mean Landlord and Tenant; and if more than one person or entity is the Landlord or Tenant, the obligations imposed on that party shall be joint and several.
     35.  OPTION TO EXTEND. See attached.
     36.  ADDENDUM.
     Any addendum attached hereto and either signed or initialled by the parties shall be deemed a part hereof and shall supersede any conflicting terms or provisions contained in this Lease.

The parties hereto have executed this Lease on the date first above written.

LANDLORD:                            TENANT:
      BY:[S]JOANN CORTINA                BY:[S]RA ZELL
            JoAnn Cortina                      RA Zell

                           ADDENDUM ONE

Responsible Party                     LANDLORD    TENANT
Building meeting all codes               X
Exterior and roof of building            X
Finish all walls with insulation
 and sheet rock                          X
Complete red painted hvac duct
 work throughout facility                X
Carpet entire facility except
 for break and storage rooms             X
Finish parking area behind building      X
Finish patio area in back of building    X
Remove all Deli signs from street
 and building                            X
Secure parking arrangements
 with Goodwill                           X
Install all plumbing fixtures            X
Paint walls & ceilings with
 non-toxic, white, semi-gloss
 paint                                   X
Complete building to architect
 specifications OR use hardware
 & fixtures of equal or
 superior quality                        X
Spread gravel or asphalt
 in parking area and seal           Fairgrounds
Install T8 lighting on ceiling
 throughout facility
 according to design:                    X

Financial responsibility
 (labor & material) for putting a
 window in East (patio) wall                         X
Financial responsibility
 (labor & material) for opening
 into SE office                                      X
Maintenance & repair of heating
 and air conditioning units including
 new 3 or 4 ton AC unit                              X
Architect bill                                       X
Cable building for computers                         X
Cable building for phones                            X
Install electrical outlets where
 needed (those additional to
 code)                                               X
Burglar alarm                                        X

At request of Lessee, Lessor will, at own expense, enclose and finish to similar office space conditions, patio area located a the rear NE corner of building. The resulting sq. footage will result in an increase to the monthly lease payment at a rate equal to the price per foot of the existing area. This project will not commence until at least five months from date of Lease signing.


             ADDENDUM TWO TO COMMERCIAL LEASE

     This Addendum is hereby made a part of that certain
Commercial Lease dated as of March 18th,1999 (the "Lease"), by and between JO ANN CORTINA ("Landlord") and REAL GOODS TRADING
CORPORATION ("Tenant").

     Tenant and Landlord hereby agree that notwithstanding anything contained in the Lease to the contrary, the provisions set forth below will be deemed to be a part of the Lease and shall supersede any contrary provisions in the Lease. All capitalized terms used in this Addendum, unless specifically defined herein, shall have the meanings ascribed to them in the Lease.

     1. Except as provided in the following sentence, whenever the Lease requires Tenant to obtain Landlord's consent such consent shall not be unreasonably withheld, conditioned or delayed. The previous sentence shall not apply to a request by Tenant to make alterations, additions or improvements ("Alterations") which will have a significant adverse effect on the (i) structural integrity of the building in which the Premises are located (the "Building"), (ii) the Building's plumbing, heating, life safety, ventilating. air-conditioning, mechanical or electrical systems, or (iii) the exterior appearance of the Building. As to such matters, Landlord's duty is to act in good faith and in compliance with the Lease.

     2. Tenant shall not without first obtaining Landlord's written consent, make any Alterations to the Premises except for non-structural Alterations to the interior of the Premises costing less than $25,000 in any twelve (12) month period. Tenant shall not be required to remove at the end of the term, any Alterations which are normal and customary for general office use.

     3. Prior to April 1, 1999, Landlord will prepare the Premises for Tenants occupancy by performing all work to be performed by Landlord under Addendum One to the Lease. If such work is not complete by April 1, 1999, rent will be abated until such work is completed and the Premises are delivered to Tenant If such work is not completed by May 1, 1999, Tenant may terminate this Lease by giving written termination notice to Landlord.

     4. Landlord represents and warrants to Tenant, that on the date possession of the Premises is delivered to Tenant (the "Possession Date"), the Premises and the Building shall comply with all laws and other legal requirements applicable thereto (collectively 'Laws'), including, without limitation, the
 Americans With Disabilities Act of 1990, as amended, and all Laws relating to hazardous or toxic materials and substances ("Hazardous Materials"). Landlord further acknowledges and agrees that Tenant has no responsibility for any condition existing as of the Possession Date in, on, or about the Building involving Hazardous Materials.

     5. Any repairs, alterations or other improvements required by governmental authority to be performed in the Premises as a result of Tenants particular use of the Premises (as distinguished from ordinary general office use) shall be performed by Tenant at its expense. Any other work which is required by governmental authority shall be performed at the expense of Landlord.

     6. Landlord agrees to give Tenant at least ten (10) days prior written notice before purchasing insurance at Tenants expense under Section 11 (b)of the Lease.

     7. Tenants shall not be required to indemnify Landlord (Section 11(d) of the Lease), and Landlord shall not be exempted from liability (Section 11(e) of the Lease) to the extent of claims and liabilities arising from or in connection with the negligence or willful misconduct of Landlord or its agents, contractors or employees, or a breach of Landlord's obligations under the Lease, Tenants indemnity obligations are subject to the waiver of subrogation contained in Section 11(c) of the Lease.

     8. If the Premises are damaged or destroyed by any casualty (whether or not covered by insurance) and necessary repairs cannot be made within six (6) months after the date of such damage or destruction, then Tenant may terminate the Lease as of the date of such damage or destruction by giving written notice to Landlord. If the Premises are damaged during the last twelve
(12) months of the term, then both Tenant and Landlord shall have the right to terminate the Lease described in Section 12(c) of the Lease.

     9. Section 15(a)(2) of the Lease is hereby deleted. The second-to-last paragraph of Section 15(b), giving Landlord the right to appoint a receiver for Tenants business, is hereby deleted.

     10. If Tenant is prevented from using (and in fact does not use) the Premises or a portion thereof, for at least five (5) consecutive days ("Eligibility Period") as a result of (a) repairs, maintenance or Alterations performed by Landlord, (b) Landlord's failure to provide services or access to the Premises, or (c) the presence of Hazardous Materials in, on or around the Building, Rent shall be abated or reduced, after expiration of the Eligibility Period, for so long as Tenant continues to be prevented from using (and does not use) the Premises (or portion thereof), in the proportion that the area that Tenant is prevented from using bears to the total area of the Premises.

     11. Tenant shall have the right, without Landlord's consent, to assign Tenants interest in the Lease, or to sublease the Premises (or a portion thereof), to a person or entity which
(i) is controlled by Tenant, controls Tenant, or is under common control with Tenant (ii) merges or enters into any similar business combination with Tenant (iii) acquires all or substantially all of Tenants assets at the Premises;
or (iv) results from any corporate reorganization, including a so-called spin-off, of Tenant. The term
"control" as used in this paragraph means the ability to dictate the business policies of another entity.

     12. Any party may change its address for receiving notices as specified in Section 22 of the Lease, by giving notice of its new address to the other party.

     13. The last sentence of Section 31 of the Lease is hereby deleted.
     14. Section 35 of the Lease is deleted and replaced by the attached Option to Extend.

     Landlord:                 Tenant:
     JO ANN CORTINA            REAL GOODS TRADING CORPORATION

     By:[S]JOANN CORTINA       By:[S]RA ZELL
           Joann Cortina             RA Zell
     (type or print name)     (type or print name)

     Title:  Landlord          Title:  President

    35  OPTION TO EXTEND.

     (a)  Landlord hereby grants Tenant an option (the
"Option") to extend the term of this Lease for a period of five years (the "Extension Period") on the terms and conditions contained in this Section. The Option may be exercised only by giving written notice to Landlord not later than ninety (90) days prior to the scheduled expiration of the Term. All of the terms and conditions of the Lease shall continue to apply during the Extension Period, except that rent shall be determined in accordance with paragraphs (b) and (c) below, and there shall be no further Options after the Extension Period.

     (b) Following exercise of the Option, Landlord and Tenant shall negotiate in good faith to determine the fair market rent for the Premises for the Extension Period. If the parties reach agreement, they shall immediately execute an amendment to this Lease confirming the rent to be paid during the Extension Period. If Landlord and Tenant have not reached agreement by the date sixty (60) days prior to the beginning of the Extension Period, the parties shall meet and simultaneously deliver to each other their respective written proposals for the rent to be paid during the Extension Period, with a written statement of reasons why such proposal is a reasonable estimate of fair market rent (respectively, "Landlord's Proposal" and "Tenants Proposal"). If Tenants Proposal is higher than Landlord's Proposal, then Landlord's Proposal will control. Otherwise, rent for the Extension Period shall be determined as set forth in paragraph
(c), each party being bound by its Proposal and such Proposals being the only two choices available to the arbitrators. If either party fails to deliver its Proposal in a timely manner, then rent for the Extension Period shall be the amount specified by the other party in its Proposal. If fair market rent has not been determined by the first day of the Extension Period, Tenant shall continue to pay rent at the rate previously in effect until the rent for the Extension Period is determined. At such time, Landlord shall credit any overpayment against Tenants next installment of rent, or Tenant shall pay any deficiency to Landlord within ten (10) days after demand.

     (c) If required by paragraph (b) above, The parties shall appoint arbitrators who will determine rent for the Extension Period in accordance with the following procedure:

          (1) Within fifteen (15) days after the parties exchange written Proposals, Landlord and Tenant shall each appoint a person licensed as a California real estate broker who has been engaged full-time for at least the immediately preceding ten (10) years in the retail space brokerage business in the city and county in which the Property is located.

          (2) Within ten (10) days after their appointment, the two brokers so appointed shall appoint a third broker, similarly qualified, who has not previously had business dealings with either Landlord or Tenant and notify the parties of the identity of the third broker. If the two brokers are unable to agree upon a third broker, either party may, upon five (5) days written notice to the other party, apply to the American. Arbitration Association (at its office nearest the Prop") for appointment of the third broker. The three brokers are referred to herein as the "Arbitration Panel."

          (3) Within thirty (30) days after the appointment of the third broker, the Arbitration Panel shall conduct a hearing, at which Landlord and Tenant may each make supplemental oral and/or written presentations, with an opportunity for questioning by the members of the Arbitration Panel, The Arbitration Panel shall select either Landlord's Proposal or Tenants Proposal as being closer to the actual fair market rent for the Property, and shall so notify Landlord and Tenant The determination of the Arbitration Panel shall be limited solely whether Landlord's Proposal or Tenants Proposal is closest to the actual fair market rent. The Arbitration Panel shall have no right to choose a middle ground or to modify either Proposal or any provisions of this Lease. The decision of a majority of the Arbitration Panel shall be binding upon Landlord and Tenant.

          (4) If either Landlord or Tenant fails to appoint a broker within the time period specified hereinabove, the broker appointed by the other shall act as the Arbitration Panel. If a broker is unwilling or unable to act a successor shall be appointed in the same manner as the broker being replaced. The costs and fees of all brokers shall be shared equally by Landlord and Tenant.
</DOC>

June 1,  1999

Dear Mark,

We at Real Goods Trading Corporation are very happy to offer you the position of President of the Company. This letter sets forth the material terms of our offer. If you wish to accept our offer, please return (or fax) a copy of this letter so that we receive it not later than June 5, 1999. If we have not received it by then, the offer will expire. We apologize for the formality of this letter, but ongoing state and federal legal developments require us to document the employment relationship carefully. Your start date will be no later than June 14, 1999.

1. TITLE. Your title will be President. As such, you will report to the CEO; we will consider electing you to the Board of Directors at our September, 1999 meeting. For so long as you are not a member of our Board of Directors, you will attend all meetings of the Board except the portions thereof at which your performance is being discussed. The non-profit Institute for Solar Living, Real Goods Design and Consulting, and certain other aspects of the company that we have been discussing through our roles and responsibilities discussions will report to me as CEO; all other operations of the company will report to you.

2. SALARY. Your salary will be at the annual rate of $115,000, payable bi-weekly in accordance with our normal payroll procedures. We will make customary withholdings. The fact that your salary is stated in annual terms should not be construed to create a minimum employment term or notice requirement.

3. STOCK OPTIONS. Our stock option program is administered by the Compensation Committee of the Board of Directors. We have agreed to request a grant to you of options to purchase 100,000 shares of the Company's common stock upon hire date at $3.50 per share or market, as defined in our option plan, whichever is higher upon your first official day of work on June 14, 1999. These options will vest at the rate of 20% each year for five years, at which time they will be fully vested. We will also grant to you now, at the same price, options to purchase an additional 100,000 shares. The first 50,000 will vest in equal thirds annually starting on the first anniversary of the filing of our form 10-KSB for fiscal 2000, and the second 50,000 will vest in equal thirds annually starting on the first anniversary of the filing of our form 10-KSB for fiscal 2001. In the event that the filing of the form 10-KSB is delayed or does not occur for reasons beyond your control, the vesting date will be June 14 of the year in which the respective filing was to have taken place. If terminated without cause, you will have up to twelve months after termination (but not beyond the closing date of any transaction in which the company ceases to be a publicly traded company) to exercise any vested options; this promise to you will supersede the language of the Option Agreement or the Plan in the event of inconsistency. We expect that the Compensation Committee of the Board of Directors will approve this request. In the event the Company is sold (in a stock or assets transaction), or not the survivor in a merger, the vesting period of all options will accelerate by two years effective as of the business day before the date the transaction closes. Options that are fully vested may be exercised within ten years after the date of grant.

4. SEVERANCE. If we terminate your employment for any reason other than cause within twelve months after your start date, you will be given two months severance pay on the first no normal bi-weekly payday following the termination. For purposes of this agreement cause shall mean (a) conviction of a felony or any misdemeanor involving fraud or dishonesty; (b) financial dishonesty relating to funds or property of the Company; or (c) a material or repeated violation, after notice and warning, of Company written rules or policies. If terminated after your first year of employment, upon termination you will receive two months severance pay plus one month of severance for each full year of your employment, up to a maximum of 12 months of severance pay.

5. FRINGE BENEFITS. While there can be no assurance that we will continue any particular program, we hope to be able to continue to provide useful fringe benefit programs for our employees. If you or any member of your family has any special medical problems which may be preexisting conditions as referred to in the enclosure, please be aware that insurance coverage for those conditions may not be available under our plan. If you wish further information either before or after accepting this position, please let us know.

6. AT WILL EMPLOYMENT. Your employment is "at will". Subject to paragraph four, there is no fixed term or minimum term.
Either you or we may terminate your employment at any time for any reason or for no reason. The only way this at will provision can be modified or amended is in writing signed by the CEO of the Company specifically addressed to you and specifically modifying this paragraph.

7. HANDBOOK. The employee handbook, which we are sending to you, governs the relationship of Real Goods and its employees. As you know, this type of document is flexible; we may change it at any time and from time to time. You and all of our employees will be governed by such changes as they become effective, which may be with or without notice.

8. PROPRIETARY INFORMATION OF OTHERS. We are hiring you for your personal skills and character. We expressly do not want you to bring with you any property or proprietary information belonging to a prior employer or any other person. If you do have any property or proprietary information belonging to a prior employer, please return it forthwith and do not use it in your employment with us.

9. CONFIDENTIALITY. As is customary, you have special responsibilities to protect the confidentiality of our own confidential and proprietary information and confidential information which may be provided to us by others. It is a condition precedent to the effectiveness of your employment that you sign and return a copy of our standard employee confidentiality agreement. We understand that you are not reserving any rights to inventions.

10. INS REQUIREMENTS. On your first day of employment, and possibly from time to time thereafter, you will have to show us proof of your identity as well as your legal right to work in the United States as required by the U.S. Immigration and Naturalization Service. In most cases, your driver's license and a Social Security card should satisfy the regulations. (Foreign nationals requiring permission to work in the United States will be asked to provide documents appropriate to their individual status.)

11. ARBITRATION. You specifically agree that any disagreement with respect to termination of your employment or matters leading up to termination of your employment shall be subject to binding mandatory arbitration in San Francisco, California before a single arbitrator, selected in accordance with the rules of the American Arbitration Association which rules shall govern the proceedings (except as otherwise expressly provided herein). The arbitration shall be conducted in accordance with the California Arbitration Act, California Code of Civil Procedure Sections 1280 et seq. and the provisions of Section 1283.05 are expressly incorporated into this arbitration agreement. Judgment may be entered to enforce any arbitral award by any court of competent jurisdiction. The prevailing party in any legal proceeding or arbitration shall be entitled to recover its reasonable attorneys fees, costs and disbursements. We both agree that arbitration is the sole and exclusive remedy for any disagreement arising out of such matters.

12. ENTIRE STATEMENT. It is most important that you agree with us that this letter constitutes the entire statement of our agreement and that there are no oral agreements or understandings or any other written agreements which directly or indirectly affect the employment relationship between us and you. If there are any, please do not sign this agreement until you have consulted with our director of human relations and either modified this agreement to state those understandings or agreed that there are no such understandings or agreements. This document is fully integrated with respect to the at-will component of your employment.

AGREED:
Real Goods Trading Corporation

By:[S] JOHN SCHAEFFER, CEO
       John Schaeffer, CEO
Date:  June 1, 1999

   [S]MARK SWEDLUND, PRESIDENT
      Mark Swedlund, President
Date: June 1, 1999
<\DOC>

                INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-15991 of Real Goods Trading Corporation on Form S-8 of our report dated May 21, 1999, appearing in this Annual Report on Form 10-KSB of Real Goods Trading Corporation for the year ended March 31, 1999.

Deloitte & Touche LLP
Oakland, California
June 25, 1999
</DOC>