Form 10QSB
period 1999-06-26
REAL GOODS TRADING CORP
filed 1999-08-06
CIK 912953

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-END]                               JUN-26-1999
[CASH]                                             829
[SECURITIES]                                         0
[RECEIVABLES]                                      493
[ALLOWANCES]                                         5
[INVENTORY]                                       2490
[CURRENT-ASSETS]                                  4315
[PP&E]                                            4668
[DEPRECIATION]                                    1105
[TOTAL-ASSETS]                                    8509
[CURRENT-LIABILITIES]                             1279
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          7188
[OTHER-SE]                                       (505)
[TOTAL-LIABILITY-AND-EQUITY]                      8509
[SALES]                                           4117
[TOTAL-REVENUES]                                  4117
[CGS]                                             2472
[TOTAL-COSTS]                                     2472
[OTHER-EXPENSES]                                  1866
[LOSS-PROVISION]                                 (221)
[INTEREST-EXPENSE]                                   5
[INCOME-PRETAX]                                  (216)
[INCOME-TAX]                                        76
[INCOME-CONTINUING]                              (140)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (140)
[EPS-BASIC]                                    (.03)
[EPS-DILUTED]                                    (.03)