Form 10QSB
period 1999-09-25
REAL GOODS TRADING CORP
filed 1999-11-05
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 25, 1999
                               OR

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

                      Yes   X     No

As of October 29, 1999, there were issued and outstanding
4,879,942 shares of common stock of the issuer.
                REAL GOODS TRADING CORPORATION

                            INDEX

Page

Form 10-QSB Cover Page                                     1

Index                                                      2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Consolidated Balance Sheets as of
 September 25, 1999 and March 31, 1999                     3

Condensed Consolidated Statements of Operations
 for the three and six months ended September 25,
 1999 and September 26, 1998                               4

Condensed Consolidated Statements of Cash Flows
 for the six months ended September 25, 1999
 and September 26, 1998                                    5

Notes to Condensed Consolidated Financial Statements       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                               12

Item 2.  Changes in Securities.                           12

Item 3.  Defaults Upon Senior Securities.                 12

Item 4.  Submission of Matters to a Vote
         of Security-Holders.                             12

Item 5.  Other Information.                               12

Item 6.  Exhibits and Reports on Form 8-K.                12

         Signatures                                       13
                              PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements

                 REAL GOODS TRADING CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                 (In thousands except share data)

                                   September 25,       March 31,
                                       1999              1999
ASSETS
Current Assets
 Cash                                $    3,591        $  2,048
 Accounts receivable,
  net of allowance of $6                    317             240
 Interest receivable from affiliate           5              -
 Note receivable                             -               20
 Inventories, net                         3,167           2,080
 Deferred catalog costs, net                272             272
 Prepaid expenses                           230             266
 Deferred taxes                              89              89
     Total current assets                 7,671           5,015

Property, equipment and
 improvements, net                        3,537           3,553
Property held for sale                       78              78
Note receivable from affiliate              286             196
Other assets                                207             198
Deferred taxes                              221              39
Total Assets                           $ 12,000        $  9,079

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
 Accounts payable                      $    737        $    873
 Accrued expenses                           498             620
 Customer deposits                          109             138
 Current maturities of long-term debt        17              16
 Other taxes payable                         27              57
     Total current liabilities            1,388           1,704

Long-term debt                              543             552
TOTAL LIABILITIES                         1,931           2,256

Shareowners' Equity

 Preferred stock, without par value;
  Authorized 1,000,000 shares;
  None issued or outstanding                 -              -

 Common stock, without par value;
  Authorized 10,000,000 shares;
  Issued and outstanding 4,879,942
  shares at September 25, 1999 and
  4,080,742 at March 31, 1999            10,772          7,188

Accumulated deficit                        (703)          (365)
     Total shareowners' equity           10,069          6,823

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY                   $ 12,000       $  9,079

     See notes to condensed consolidated financial statements
                 REAL GOODS TRADING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (In thousands except share and per share data)

                      Three Months Ended     Six Months Ended
                        Sept 25,  Sept 26,  Sept 25,  Sept 26,
                           1999      1998      1999      1998
Net sales               $3,984     $3,797    $8,101   $7,130
Cost of sales            2,350      2,208     4,822    4,126

 Gross profit            1,634      1,589     3,279    3,004
Selling, general and
 administrative expenses 1,941      1,770     3,807    3,510

 Loss from operations     (307)      (181)     (528)    (506)
Interest income, net
 of interest expense         3          9         8       29
 Loss before income taxes (304)      (172)     (520)    (477)

Income tax benefit         106         68       182      190
 Net loss               $ (198)    $ (104)   $ (338)  $ (287)

 NET LOSS PER SHARE,
  BASIC AND DILUTED     $(0.05)    $(0.03)   $(0.08)  $(0.07)

Weighted average
 shares outstanding,
 basic and diluted   4,082,785  4,032,800  4,081,339  3,950,760

     See notes to condensed consolidated financial statements
                 REAL GOODS TRADING CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In thousands)

                                         Six Months Ended
                                 September 25,      September 26,
                                     1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $  (338)           $   (287)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Depreciation and amortization          204                 173
  Deferred income taxes                 (182)               (190)
Changes in assets and liabilities:
 Accounts receivable                     (77)                (71)
 Inventory                            (1,087)               (226)
 Deferred catalog costs                   -                   34
 Prepaid expenses                         36                  48
 Other                                    11                   -
 Accounts payable                       (136)                301
 Accrued expenses                       (122)                 98
Customer deposits                        (29)               (331)
Other taxes payable                      (30)                  8

NET CASH USED IN
 OPERATING ACTIVITIES                 (1,750)               (443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, improvements,
 and construction in progress           (188)               (205)
Note and interest receivable
 from affiliate                          (95)               (111)
Proceeds from sale of assets               -                  19

NET CASH USED IN INVESTING ACTIVITIES   (283)               (297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock                       (3)                 -
Repayment of debt                         (8)                 (7)
Proceeds from issuance of common
 stock, net of issue costs             3,587               1,130
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                  3,576               1,123

NET INCREASE IN CASH                   1,543                 383
CASH AT BEGINNING OF PERIOD            2,048               1,301
CASH AT END OF PERIOD                $ 3,591             $ 1,684

       See notes to condensed consolidated financial statements
                 REAL GOODS TRADING CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)
     FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 25, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 25, 1999 and the interim results of operations and cash flows for the three and six months ended September 25, 1999 and September 26, 1998. Certain reclassifications have been made to the prior year amounts to conform to the September 1999 presentation (see Note 2 below). The balance sheet as of March 31, 1999 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10KSB for the year ended March 31, 1999.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 1999 included in the Company's fiscal 1999 Annual Report to Shareowners. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed consolidated financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 1999.

The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CHANGE OF PRESENTATION

Included in net sales for the three and six month periods ended September 25, 1999 and September 26, 1998 are shipping and handling fees collected from customers of $259,000 and $536,000 in fiscal 2000 and $263,000 and $541,000 in fiscal 1999, respectively. Included in cost of sales for the three and six month periods ended September 25, 1999 and September 26, 1998 are freight out expenses of $184,000 and $432,000 in fiscal 2000 and $139,000 and $285,000 in fiscal 1999, respectively. Previously these amounts were presented as a net amount in selling, general and administrative expenses. Such sales and cost of sales have been reclassified into net sales and cost of sales for the periods presented because management believes this more accurately represents its true sales and cost of sales amounts.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. This statement is effective for the Company's first quarterly filing of fiscal 2002. The Company believes that this statement will not have a material effect on its financial statements.

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1.5% over the prime rate, payable in monthly installments. At September 25, 1999 no amounts were outstanding on the Company's line of credit. Effective September 1, 1999, the line was extended through August 31, 2000.

The line of credit agreement contains restrictive covenants including debt to net worth, current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets, including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's Chairman and largest shareowner. At September 25, 1999 the Company was in compliance with all covenants of the line of credit agreement.

NOTE 5 - SHAREOWNERS' EQUITY

On September 22, 1999 the Company sold 800,000 shares of its previously unissued common stock to WholePeople.com for $3,600,000.
NOTE 6 - SEGMENT INFORMATION

The Company has three divisions (Catalog, Retail and Renewables), all of which sell products purchased from other suppliers directly to customers. The customer bases of all three divisions overlap to some extent, and the purchase and delivery processes to customers overlap as well.

Each of the three divisions qualifies as a reportable segment because each is more than 10% of the combined revenue of all operating segments. Financial information for the Company's business segments was as follows:

                                September 25,       September 26,
                                    1999                1998
Net Sales:
     Catalog Division               $ 4,511             $ 4,009
     Retail Division                  1,701               1,704
     Renewables Division              1,889               1,417
     Consolidated Net Sales           8,101               7,130

Gross Margin:
     Catalog Division                 2,040                1,855
     Retail Division                    656                  686
     Renewables Division                583                  463
     Consolidated Gross Margin        3,279                3,004

Reconciliation of Gross Margin to
Net Loss:
Selling, general & administrative
 expenses
     Catalog Division                 2,120                2,152
     Retail Division                    921                  833
     Renewables Division                766                  525
Consolidated S G & A expenses         3,807                3,510

     Interest income                     31                   34
     Interest expense                   (23)                 (24)
     Gain on sale of assets               -                   19
     Income tax benefit                 182                  190
          Net Loss                    $(338)            $   (287)


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the first six months of fiscal 2000 were $8,101,000, up 14% from $7,130,000 in the first six months of the previous year.

Catalog net sales for the first six months of fiscal 2000 were up 13% to $4,511,000 compared with $4,009,000 in the previous year due to a higher response rate to the Company's Real Goods catalog and increased sales from the Company's Internet channel which operates within the catalog division. Catalog sales were 56% of total net sales in the first half of fiscal 2000 and fiscal 1999.

Retail store sales in the first six months of fiscal 2000 were $1,701,000 compared to $1,704,000 for the same period in the previous year. Retail stores amounted to 21% of total net sales in the first half of fiscal 2000, compared with 24% of total net sales in the same period last year. The Company had 3 retail stores and one outlet store open for the full six months in both reporting periods.

Renewable energy sales in the first six months of fiscal 2000 increased 33% to $1,889,000 compared to $1,417,000 for the same period in fiscal 1999 due to the Company's utilization of the incentive program being offered through at least March 2002 by the California Energy Commission in conjunction with the deregulation of California utilities and the heightened interest in energy independence and the potential for Y2K computer problems. Renewable energy sales amounted to 23% of total net sales, compared with 20% in fiscal 1999.

For the three months ended September 25, 1999, the Company's net sales increased 5%, or $187,000, to $3,984,000 compared to $3,797,000 in the previous period. Net catalog sales for the three months were up 10% to $2,199,000 compared to $2,009,000 for the same period in the previous year for the reasons cited above. Retail store sales for the three months were $911,000, a decrease of 3% from the previous year's sales of $942,000. The decrease in retail sales was due to weaker demand for renewable energy products in part stimulated by a lessening of concern for potential Y2K computer uncertainties. Renewable energy sales increased 3% to $874,000 compared to $846,000 for the previous year.

GROSS PROFIT

For the first six months of fiscal 2000, gross profit dropped to 40.5%, or $3,279,000, compared to 42.1%, or $3,004,000 for the first six months of fiscal 1999. This decrease in gross profit percentage for the six month period was primarily due to lower margins on catalog sales, historically the Company's most profitable segment, and a higher proportion of lower margin renewable energy sales in the first half of fiscal 2000, compared with the first half of fiscal 1999.

The Company's margins were lower in all divisions. For the first six months ended September 25, 1999, the catalog division had a gross profit of $2,040,000, or 45.2%, compared to $1,855,000, or
46.3% for the previous period. The retail store division had a gross profit of $656,000, or 38.6%, compared to $686,000, or 40.3% in the previous period. The renewable energy division had a gross profit of 30.9%, or $583,000, compared to 32.7% or $463,000 for the previous period. Decreases in gross profit were a direct result of the Company's desire to initiate more competitive pricing on key products and to move discontinued product via sales promotions.

For the three months ended September 25, 1999, gross profit decreased to 41.0%, or $1,634,000, compared to 41.8%, or $1,589,000 all for the reasons cited above. The catalog and retail divisions showed decreases in gross profit over the same periods in the previous year, and the renewable energy division's gross profit was up slightly over the previous period. The catalog division provided a gross profit of $1,007,000, or 45.8%, compared to $949,000, or 47.2% for the previous period. The retail store division generated a gross profit of $354,000, or 38.9%, compared to $379,000, or 40.2% in the previous period. The decline in gross profit for retail is attributed to a much larger portion of retail sales being renewable energy product sales, compared with other, higher margin product sales. The renewable energy division created a gross profit of $273,000, or 31.2%, compared to $261,000, or 30.9% in the previous year.

OPERATING EXPENSES

Selling, general and administrative expenses were $3,807,000, or 47.0% of sales for the six months ending September 25, 1999, compared to $3,510,000, or 49.2% of sales for the previous year. Selling, general and administrative expenses amounted to $1,941,000, or 48.7% for the quarter, compared to $1,770,000, or
46.6% for the same period last year as the Company continued to build infrastructure and upgrade positions.

Increases in operating expenses occurred in the areas of salaries, wages and benefits, supplies, rents, utilities, purchased services and travel. Depreciation in the first half of fiscal 2000 was $204,000, compared with $173,000 in the previous year. Savings in operating expenses have been made in the areas of catalog expenses, advertising, postage and freight, repairs and maintenance, training and education, and recruitment.

INTEREST EXPENSE AND OTHER INCOME

The Company had $8,000 of net interest income in the first six months, compared to $10,000 of net interest income in the same period of the prior year. The Company also had a gain of $19,000 on the sale of equipment in the first half of fiscal 1999.

SEASONALITY

The Company's second quarter, which ends at the end of September, is historically a weak quarter and has never been profitable. As a retailer, the Company typically experiences seasonality with sales and earnings building toward the third quarter (the holiday season) which is historically the Company's strongest quarter.

Income Tax Benefit

The income tax benefit was 35% in the first half of fiscal 2000 compared with 40% in the first half of fiscal 1999. These rates represent the projected rates expected by management for each fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended September 25, 1999, $1,750,000 was used in the Company's operations, primarily to build inventory for the holiday season and for deferred taxes, accounts payable and accrued expenses. The Company used $283,000 in its investing activities, primarily for fixed assets and to fund advances to the Institute for Solar Living. The Company generated $3,576,000 in net proceeds from its financing activities, primarily through the sale of 800,000 shares of common stock to Wholepeople.com; see Note 5 to financial statements.

The net effect of these activities was to increase cash from $2,048,000 at March 31, 1999 to $3,591,000 at September 25, 1999.

The Company believes that cash balances and available borrowings will be adequate to meet anticipated requirements for working capital, capital expenditures and debt service for the foreseeable future.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.


YEAR 2000 PREPAREDNESS

The Company continues to address the Year 2000 ("Y2K") problem through a comprehensive evaluation of its hardware, software, communications and key external vendors and suppliers. At September 25, 1999 the Company estimates that it has completed substantially all of the necessary hardware upgrades and a large portion of its software upgrades. Costs of the evaluation and upgrades approximate $250,000 most of which has been incurred in the normal course of business as periodic software and hardware upgrades through September 25, 1999.

During the first six months of fiscal 2000, the Company upgraded its Ukiah facility server and related hardware and software. It also performed upgrades on its Eugene, Oregon and Hopland, California stores and added several new PC's and software upgrades.

The Company continues its software upgrades and vendor evaluations and certifications. The Company's Y2K initiatives are on schedule and no major problems have been encountered to this time. However, there can be no assurance that the systems of other companies on which the Company and its systems rely will be converted in a timely fashion, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, there can be no guarantee that these schedules will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the cost of such personnel, and the ability to locate and correct all relevant computer codes and similar uncertainties.

While the Company cannot accurately predict a "worst case scenario" with regard to its Y2K issues, the failure by the Company and/or vendors to complete Y2K compliance work in a timely manner could have a materially adverse effect on the Company's operations. The Company is in the process of assessing these risks and uncertainties and developing appropriate courses of action.

                              *****

                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not Applicable.

Item 2.   Changes in Securities.

Incorporated by reference; see Note 5 - "Shareowners' Equity" in accompanying Notes to Condensed Consolidated Financial
Statements.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.

The Annual Meeting of shareowners of Real Goods Trading
Corporation was held on August 21, 1999. Two matters were voted upon:

(1) The following persons were elected to serve as Directors of the Corporation for a term of one year or until their successors are elected and qualified:

                                                    Withheld,
                                                abstentions and
                                 For              no responses
John Lenser                   2,820,717             1,260,025
Stephen Morris                2,821,484             1,259,258
Barry Reder                   2,820,482             1,260,260
Sam Salkin                    2,820,966             1,259,776
John Schaeffer                2,821,972             1,258,770

The number of shares issued, outstanding and entitled to vote at the meeting was 4,080,742.

(2) A proposal to increase the number of shares in the Company's Option Plan (the "Second Amended and Restated Fiscal
1993 Stock Incentive Plan") from 600,000 to 1,200,000 shares was adopted by a vote of shareowners present at the meeting:
1,854,138 votes in favor, 88,482 votes against and 5,510 votes abstaining.

Item 5.   Other Information.

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          September 23, 1999   -  News Release
          Real Goods Sells 16% of the Company to Whole
          Foods Market for $3.6mm - Strategic Partnership to
          Focus on Broad Based Internet and Retail Expansion
                         SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REAL GOODS TRADING CORPORATION
                                         (Registrant)
                                   DATED: November 5, 1999

                                by:[S]LESLIE B. SEELY
                                      Leslie B. Seely
                                    Chief Financial Officer