Form 10QSB
period 1999-12-25
REAL GOODS TRADING CORP
filed 2000-01-31
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 25, 1999
                                OR

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

              Yes   X               No

As of January 28, 1999, there were issued and outstanding
4,879,942 shares of common stock of the issuer.
                 REAL GOODS TRADING CORPORATION

                             INDEX


                                                            Page

Form 10-QSB Cover Page                                          1


Index                                                           2


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

           Condensed Consolidated Balance Sheets as of
           December 25, 1999 and March 31, 1999                 3

           Condensed Consolidated Statements of Operations
           for the three and nine months ended
           December 25, 1999 and December 26, 1998              4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended December 25, 1999 and
           December 26, 1998                                    5

           Notes to Condensed Consolidated Financial Statements 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                 9

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                  12

  Item 2.  Changes in Securities.                              12

  Item 3.  Defaults Upon Senior Securities.                    12

  Item 4.  Submission of Matters to a
           Vote of Security-Holders.                           12

  Item 5.  Other Information.                                  12

  Item 6.  Exhibits and Reports on Form 8-K.                   12

           Signatures                                          12
                                PART I
                         FINANCIAL INFORMATION
Item 1.  Financial Statements
                    REAL GOODS TRADING CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                   (In thousands except share data)

                                      December 25,     March 31,
                                          1999          1999
ASSETS
Current Assets
   Cash                               $ 4,247          $ 2,048
   Accounts receivable,
    net of allowance of $6                188              240
   Interest receivable from affiliate      12                -
   Note receivable                          -               20
   Inventories, net                     2,855            2,080
   Deferred catalog costs, net            304              272
   Prepaid expenses                       197              266
   Deferred taxes                          89               89
      Total current assets              7,892            5,015

Property, equipment
 and improvements, net                  3,714            3,553
Property held for sale                     78               78
Note receivable from affiliate            298              196
Other assets                              301              198
Deferred taxes                            108               39
TOTAL ASSETS                         $ 12,391         $  9,079

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                     $ 784            $ 873
   Accrued expenses                       659              620
   Customer deposits                       59              138
   Current maturities of long-term debt    17               16
   Other taxes payable                     90               57
      Total current liabilities         1,609            1,704

Long-term debt                            539              552
Total Liabilities                       2,148            2,256

Shareowners' Equity
   Preferred stock, without par value:
   Authorized 1,000,000 shares;
      None issued or outstanding            -                -

   Common stock, without par value:
   Authorized 10,000,000 shares;
      Issued and outstanding 4,879,942
      shares at December 25, 1999 and
      4,080,742 at March 31, 1999      10,762            7,188

Accumulated deficit                      (519)            (365)
      Total shareowners' equity        10,243            6,823

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY                 $ 12,391         $  9,079

     See notes to condensed consolidated financial statements
                     REAL GOODS TRADING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)
             (In thousands except share and per share data)

                  Three Months Ended            Nine Months Ended

           December 25,  December 26,  December 25,  December 26,
               1999          1998          1999          1998

Net sales      $ 7,609       $ 6,989       $15,710       $14,119
Cost of sales    4,181         4,029         9,003         8,156

Gross profit     3,428         2,960         6,707         5,963
Selling,
general and
administrative
expenses         3,172         2,795         6,979         6,304

Earnings(loss)
from operations    256           165          (272)         (341)

Interest income,
net of interest
expense             41             7            49            36

Earnings(loss)
before income
taxes              297           172          (223)         (305)

Income tax
benefit(expense)  (113)          (69)           69           121

NET EARNINGS
(LOSS)          $  184        $  103        $ (154)       $ (184)

NET EARNINGS(LOSS)
PER SHARE,BASIC
AND DILUTED     $ 0.04        $ 0.03        $(0.04)       $(0.05)

Weighted average
shares outstanding,
basic and
diluted      4,879,942     4,080,742     4,186,328     3,982,251

     See notes to condensed consolidated financial statements
                     REAL GOODS TRADING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                             (In thousands)

                                         Nine Months Ended

                                  December 25,       December 26,
                                      1999               1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $  (154)          $   (184)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
   Depreciation and amortization          318                257
   Deferred income taxes                  (69)                46
Changes in assets and liabilities:
   Receivables                             72                  9
   Inventory                             (775)               134
   Deferred catalog costs                 (32)               101
   Prepaid expenses                        69                 46
   Other                                 (103)                 2
   Accounts payable                      ( 89)               178
   Accrued expenses                        39                484
   Customer deposits                      (79)              (326)
   Other taxes payable                     33                166

      NET CASH PROVIDED BY
       (USED IN) OPERATING ACTIVITIES    (770)               913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, improvements,
 and construction in progress            (479)              (265)
Note and interest
 receivable from affiliate               (114)              (176)
Proceeds from sale of assets                -                 19
      NET CASH USED IN
       INVESTING ACTIVITIES              (593)              (422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock                        (3)               (15)
Repayment of debt                         (12)                (9)
Proceeds from issuance of
 common stock, net of issue costs       3,577              1,145
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES             3,562              1,121

NET INCREASE IN CASH                    2,199              1,612
CASH AT BEGINNING OF PERIOD             2,048              1,301
CASH AT END OF PERIOD                 $ 4,247            $ 2,913

See notes to condensed consolidated financial statements
                     REAL GOODS TRADING CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 25, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 25, 1999 and the interim results of operations and cash flows for the three and nine months ended December 25, 1999 and December 26, 1998. Certain reclassifications have been made to the prior year amounts to conform to the December 1999 presentation (see Note 2 below). The balance sheet as of March 31, 1999 was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10KSB for the year ended March 31, 1999.


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

NOTE 2 - CHANGE OF PRESENTATION

Included in net sales for the three and nine month periods ended December 25, 1999 and December 26, 1998 are shipping and handling fees collected from customers of $599,000 and $1,134,000 in fiscal 2000 and $614,000 and $1,156,000 in fiscal 1999, respectively. Included in cost of sales for the three and nine month periods ended December 25, 1999 and December 26, 1998 are freight out expenses of $441,000 and $873,000 in fiscal 2000 and $445,000 and $860,000 in fiscal 1999, respectively. Previously these amounts were presented as a net amount in selling, general and administrative expenses. Such amounts have been reclassified into net sales and cost of sales for the periods presented because management believes this more accurately represents the nature of these items.

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

NOTE 4 - LINE OF CREDIT

The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the "Bank"). Borrowings bear interest at 1.5% over the prime rate, payable in monthly installments. At December 25, 1999 no amounts were outstanding on the Company's line of credit. Effective September 1, 1999, the line was extended through August 31, 2000.

The line of credit agreement contains restrictive covenants including debt to net worth, current ratios, restrictions on capital expenditures, positive cash flow at a certain point in the fiscal year and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets, including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's Chairman and largest shareowner. At December 25, 1999 the Company was in compliance with all covenants of the line of credit agreement.

NOTE 5 - SHAREOWNERS' EQUITY

On September 22, 1999 the Company sold 800,000 shares of its previously unissued common stock to WholePeople.com for $3,600,000.


NOTE 6 - SEGMENT INFORMATION

The Company has three divisions (Catalog, Retail and Renewable
Energy), all of which sell products purchased from other suppliers directly to customers. The customer bases of all three divisions overlap to some extent, and the purchase and delivery processes to customers overlap as well.

Each of the three divisions is a reportable segment. Financial information for the Company's business segments for the nine months ended December 25, 1999 and December 26, 1998 was as follows:

                                  December 25,       December 26,
                                      1999               1998
Net Sales:
   Catalog Division                   $ 9,764            $ 8,952
   Retail Division                      3,161              2,929
   Renewable Energy Division            2,785              2,238
   Consolidated Net Sales              15,710             14,119

Gross Profit:
   Catalog Division                     4,597              4,150
   Retail Division                      1,219              1,109
   Renewable Energy Division              891                704
   Consolidated Gross Profit            6,707              5,963

Reconciliation of Gross Profit to
   Net Loss:
   Selling, general &
    administrative expenses:
      Catalog Division                  4,357              4,288
      Retail Division                   1,541              1,270
      Renewable Energy Division         1,081                746
      Consolidated S G & A expenses     6,979              6,304

   Interest income                         84                 53
   Interest expense                       (35)               (36)
   Gain on sale of assets                   -                 19
   Income tax benefit                      69                121
      Net Loss                        $  (154)           $  (184)


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

Net sales for the first nine months of fiscal 2000 were $15,710,000, up 11% from $14,119,000 in the first nine months of the previous year.

Catalog division net sales for the first nine months of fiscal 2000 increased 9% to $9,764,000 compared with $8,952,000 in the previous year due to a higher response rate to the Company's Real Goods catalog and increased Internet sales which are included within the catalog division. Catalog division sales were 62% of total net sales in the first nine months of fiscal 2000 compared with 63% in fiscal 1999. Internet sales were $1,078,000 compared with $326,000 in the same nine month period of the prior year.

Retail division net sales in the first nine months of fiscal 2000 were $3,161,000, an increase of $232,000 or 8%, compared to $2,929,000 for the same period in the previous year. Retail store sales amounted to 20% of total net sales in fiscal 2000, compared with 21% of total net sales in the same period last year. The Company had 3 retail stores and one outlet store open for the full nine months and opened a fourth retail store in the month of November. Comparable store sales were $2,999,000 for the nine months ended December 25, 1999 compared with $2,929,000 for the same period last year, a 2.4% increase.

Renewable energy division net sales in the first nine months of fiscal 2000 increased 24% to $2,785,000 compared to $2,238,000 for the same period in fiscal 1999 due to the Company's utilization of the incentive program being offered through at least March 2002 by the California Energy Commission in conjunction with the deregulation of California utilities and due to the heightened interest in energy independence and potential Y2K computer problems. Improvements in customer service and sales also helped increase sales. Renewable energy sales amounted to 18% of total net sales, compared with 16% in fiscal 1999.

For the three months ended December 25, 1999, the Company's net sales increased 9%, or $620,000, to $7,609,000 compared to $6,989,000 in the same period of the previous year. Net catalog division sales for the three months were up 6% to $5,253,000 compared to $4,943,000 for the same period in the previous year for the reasons mentioned above. Internet sales within the catalog division for the quarter were $633,000 compared to $181,000 for the same period in the prior year. Retail division sales for the three months were $1,460,000, an increase of 19% from the previous year's sales of $1,225,000. Comparable store sales for the quarter were $1,297,000 compared to $1,225,000 for the same period in the prior year, a growth of 6%. The increase in retail sales was due to stronger demand for renewable energy products in part stimulated by a heightened concern for potential Y2K computer uncertainties. $163,000 of the increase also pertains to the new Los Gatos retail store that was opened in November 1999. Renewable energy division sales increased 9% to $896,000 compared to $821,000 for the previous year.

GROSS PROFIT

For the first nine months of fiscal 2000, gross profit increased to 42.7%, or $6,707,000, compared to 42.2%, or $5,963,000 for the first nine months of fiscal 1999. This increase in gross profit percentage for the nine month period was primarily due to slight improvement of margins on catalog sales, historically the Company's most profitable segment, offset by a slightly higher proportion of lower margin renewable energy sales in the first nine months of fiscal 2000, compared with the first nine months of fiscal 1999.

The Company's margins improved in all divisions. For the first nine months ended December 25, 1999, the catalog division had a gross profit of $4,597,000, or 47.1%, compared to $4,150,000, or
46.4% for the previous period. The retail division had a gross profit of $1,219,000, or 38.6%, compared to $1,109,000, or 37.9%
in the previous period. The renewable energy division had a gross profit of 32%, or $891,000, compared to 31.5% or $705,000 for the previous period. Increases in gross profit were the result of changes in product line and improvements in purchasing of key products.

For the three months ended December 25, 1999, gross profit increased to 45.1%, or $3,428,000, compared to 42.4%, or $2,960,000 for the reasons cited above. The catalog division provided a gross profit of $2,557,000, or 48.7%, compared to $2,295,000, or 46.4% for the previous period. The retail division generated a gross profit of $563,000, or 38.6%, compared to $423,000, or 34.5% in the previous period. The increase in gross profit for retail is attributed to a larger portion of retail sales being non-renewable energy product sales, which typically have a higher margin. The renewable energy division had a gross profit of $308,000, or 34.4%, compared to $242,000, or 29.5% in the previous year. This increase is largely a result of a change in product mix and better purchasing of certain products.

OPERATING EXPENSES

Selling, general and administrative expenses were $6,979,000, or 44.4% of sales for the nine months ending December 25, 1999, compared to $6,304,000, or 44.7% of sales for the previous year. Selling, general and administrative expenses amounted to $3,172,000, or 41.7% for the three months ended December 25, 1999, compared to $2,795,000, or 40.0% for the same period last year as the Company continued to build infrastructure and upgrade positions.

Increases in operating expenses occurred in the areas of salaries, wages and benefits, postage and freight, supplies, rents, utilities, purchased services and travel and bank charges.
Savings in operating expenses have been made in the areas of catalog expenses, advertising, training and education, and recruitment.

INTEREST EXPENSE AND OTHER INCOME

The Company had $49,000 of net interest income in the first nine months, compared to $17,000 of net interest income in the same period of the prior year. The Company also had a gain of $19,000 on the sale of equipment in the first nine months of fiscal 1999.

SEASONALITY

The Company's third quarter, which ends at the end of December, is historically its strongest quarter and has always been profitable. As a retailer, the Company typically experiences seasonality with sales and earnings building toward the third quarter (the holiday season).

INCOME TAX BENEFIT

The income tax benefit was 31% in the first nine months of fiscal
2000 compared with 40% in the same period of fiscal 1999. These rates represent the projected rates expected by management for each fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended December 25, 1999, $770,000 was used in the Company's operations, primarily for inventory and other working capital needs. The Company used $593,000 in its investing activities, primarily for fixed assets and to provide a loan to the Institute for Solar Living. The Company generated $3,562,000 in net proceeds from its financing activities, primarily through the sale of 800,000 shares of common stock to Wholepeople.com; see Note 5 to financial statements.

The net effect of these activities was to increase cash from $2,048,000 at March 31, 1999 to $4,247,000 at December 25, 1999.

The Company believes that cash balances and available borrowings will be adequate to meet anticipated requirements for working capital, capital expenditures and debt service for the foreseeable future.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not believed to be material.


YEAR 2000 PREPAREDNESS AND RESULTS

As of the date hereof the Company has not experienced any significant business disruptions as a result of Y2K issues. The Company addressed the Y2K problem through a comprehensive evaluation and improvements of its hardware, software, communications and key external vendors and suppliers.
The cost of the evaluation and upgrades was approximately $250,000, most of which was incurred in the normal course of business as periodic software and hardware upgrades.

The Company does not foresee significant risks associated with its Y2K compliance at this time. However, if the Company identifies significant risks related to Y2K issues, the Company will develop a plan of action at that time.

                                 *****

                                PART II
                           OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not Applicable.

Item 2.   Changes in Securities.

          Not Applicable.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security-Holders.

          Not Applicable.

Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          Not Applicable.



                               SIGNATURES


In accordance with the requirements of the Securities Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   REAL GOODS TRADING CORPORATION
                                        (Registrant)
                                   DATED: January 31, 2000





                                by:[S]LESLIE B. SEELY
                                      Leslie B. Seely
                                      Chief Financial Officer