Form 10-K
period 2000-03-31
REAL GOODS TRADING CORP
filed 2000-07-05
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000    OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

               Commission File No. -  0-22524

               REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)

       California                         68-0227324
 (State or other jurisdiction(IRS Employer Identification Number)
    (incorporation or organization)

3440 Airway Drive, Santa Rosa, California       95403
 (Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code: (707) 542-2600

Securities registered under Section 12(b) of the Exchange Act:
Title of each class     Name of each exchange on which registered
   Common Stock                    Chicago Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
   Common Stock                     (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X   No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
$18,979,378

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60-days. $12,659,435 as of June 20, 2000. The number of shares of the issuer's Common Stock outstanding as of June 20, 2000 was 4,080,742.

              Documents Incorporated by Reference

A portion of the Real Goods Trading Corporation's Proxy Statement for the 2000 Annual Meeting of Shareowners to be filed with the Commission on or before June 30, 2000 is incorporated by reference into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-KSB, the Real Goods Trading Corporation Proxy Statement for the 2000 Annual Meeting of Shareowners is not to be
 deemed filed as part of this report.

                             PART I

Item 1.  DESCRIPTION OF BUSINESS

Mission Statement: To promote and inspire an ecologically sustainable future.

Introduction.   Real Goods Trading Corporation ("Real Goods" or
the "Company") sells primarily healthy living, environmental, and renewable energy products through mail order catalogs, direct sales, retail stores and its Internet site (www.realgoods.com).

The Company mailed catalogs under the names of Real Goods(, Chelsea Green Junction, Real Goods News, and the Renewable Energy Products Catalog, Real Goods Renewables in fiscal 2000. The Company also sells renewable energy products directly to its customers through its renewable energy division, Real Goods Renewables. The Company's four retail stores are located in Hopland, Berkeley, and Los Gatos, California and Eugene, Oregon. The Company plans to close its Eugene, OR store and has opened a store in West Los Angeles, CA. The Company also has an outlet store inside its Berkeley store.

A.  The Company's Markets

The Company serves several related market segments within the single line of business of specialty retailing.

The "Healthy Living & Environmental Products Market" consists of catalog customers who wish to pursue more energy conserving and wholesome lifestyles with a belief in preserving the earth's resources in a sustainable manner. Consumers in this market tend to live in urban and suburban areas served by the conventional electric utility power grid.

Several regional markets are served by the Company's retail stores. Each of the four stores carries substantially all of the products in the catalogs but also carries environmental, healthy living and clothing products as well as unique regional products. The Company's demonstration retail store at the Solar Living Center in Hopland, California was built with sustainable building materials, including straw bale construction, and is 100% powered by renewable energy systems. Over 130,000 visitors come to the Solar Living Center every year. The Company uses its outlet store in Berkeley, California, to reduce overstocks, returns and discontinued products.

The Company's original focus, the "Renewable Energy Market," consists of homeowners and others living and working without the benefit of the traditional electric company power grid who generate their own electricity using solar, wind, and hydro power systems. The Company has also identified eco-tourism and the commercial market as a promising sub market for its renewable energy sales. As the price of renewable energy products (particularly photovoltaic (solar electric) modules) declines, this market will become more mainstream.

In conjunction with its product marketing efforts, the Company has always emphasized the "Consumer Education Market." The Company produces and sells a wide variety of educational materials through its catalogs and retail stores and has a successful co-publishing relationship with Chelsea Green Publishing Company of Vermont with whom it has co-published over 20 book titles.

     1. Healthy Living and Environmentally Related Products Market. Using both mail order catalogs and the Internet, the Company markets energy saving conservation devices, healthy living and environmentally related products, durable tools, and educational and well-made gifts to urban and suburban dwellers. Approximately 68% of the Company's total sales in fiscal 2000 were derived from catalogs, down from 75% in 1999. The Company mailed approximately 4,387,500 catalogs in the current year, compared to 4,716,500 in the previous year as the Company focused its marketing strategy and diversified further into the Internet. Approximately 7.8% of the Company's total sales in fiscal 2000 were made over the Internet, up from 2.9% in fiscal 1999; certain of those sales were of renewable energy products.

The environmentally related products offered by the Company comprise a full spectrum of energy-efficient lighting equipment; high efficiency appliances; water saving devices such as low-flow showerheads, low-flush toilets and faucet aerators; recycled paper products including toilet paper, paper towels and facial tissue; bed and bath products, organic cotton apparel, and household products including a wide variety of non-toxic cleaners. The Company also sells water and air purification devices, health-related products, solar tools, and durable tools to this same customer base.

     2. Regional Retail Market. The Company's retail stores serve as demonstration centers for itd mail order catalog and renewable energy products. The Company markets energy saving devices, healthy living and environmentally related products, educational and well-made gifts and unique regional products in each of its retail stores. The Company's four retail stores accounted for 23% of total sales in fiscal 2000 compared to 22% in fiscal 1999. The Company had 15,500 square feet of retail space during fiscal 2000, up from 14,300 square feet in fiscal 1999.

The Solar Living Center ("SLC"), which opened in 1996 in Hopland, California, is a twelve acre demonstration site that is the home
of the Company's flagship store.   The 4,200 square foot retail
store is constructed of adobe-like covered rice straw bales and has a utility intertie system with Green Mountain Energy. The Company's 10 kilowatt photovoltaic array and 3 kilowatt wind generator can seasonally produce more power than is necessary for the site; the Company sells the excess power back to Green Mountain. The Solar Living Center embodies the Company's core principles and provides an opportunity to demonstrate the practicality of living and working on a low consumption, environmentally sensitive and renewable energy basis. The site is immediately adjacent to Highway 101 in Hopland, California, and has to date been of interest both to residents of Northern California and to tourists who have made it a destination.
Nearly 132,000 visitors came to the SLC in fiscal 2000. The Company believes that the Solar Living Center remains important to the Company's future. In September 1999, a 132 kw array was constructed by GPU AstroPower on the site from which the energy is sold to Green Mountain Energy under a long term contract.

In addition to serving as a demonstration center for renewable energy products and catalog products, the Hopland store also offers retail products, some of which are unique to the Northern California bio-region. Many of these unique products are handmade or made in small quantities that are not suitable for mail order. Approximately two-thirds of the Hopland store's products are catalog and renewable energy items; one third are retail unique items.

The 4,800 square foot Berkeley store serves as an urban demonstration center for the Company's catalog and renewable energy products. In January 1998, the Company opened a 1,500 square foot outlet store which recently was moved inside the Berkeley store. The Company conducts its clearance programs through this store.

The Los Gatos store, 3,400 square feet, was opened in November 1999 and serves an affluent suburban market. It is located in a mall with a Whole Foods Market store. The Company believes that the store will further the Company's mission of spreading renewable energy and sustainable living to a wider audience.

The West L.A. store is a 3,100 square foot store that opened in late May, 2000. The store is situated adjacent to a Whole Foods
Market store and services a densely populated affluent area.

The Eugene, OR store is located in a low population area and has been under-performing. Therefore, the Company has decided to close this store in the near future.

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

President Clinton's "million solar roofs" initiative has brought much interest in renewable energy to mainstream America. Currently the federal government is proposing tax credits for homeowners installing renewable energy systems. The U.S. Department of Energy continues to provide funds for photovoltaic installations via the Team UP program. The California Energy Commission is offering a significant (up to 50%) renewable energy rebate program for homeowners who install utility intertie systems. Many other states have, or will soon have, similar rebate programs. The Company has offered assistance in fulfillment of the program requirements for its customers and is well positioned to take advantage of these offers.

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

     4. Consumer Education Activities. The Company has traditionally emphasized consumer education as part of its mission and continues to produce and sell a wide variety of educational materials. The Company has adopted the slogan
"knowledge is our most important product."   The Company's
primary product for this market is the tenth edition of its Solar Living Sourcebook, a 575 page textbook that the Company periodically revises, which features all of the Company's renewable energy products. The Solar Living Sourcebook is currently distributed by an independent publisher (Chelsea Green) as well as by the Company itself. Over 125,000 copies of this book have been sold in 47 countries. The Company also markets many publications on specific aspects of renewable energy conservation and sustainable living within its catalogs and in its retail stores. The Company does not spend material amounts for research and development.

The Company has established a successful co-publishing relationship with Chelsea Green Publishing Company of Vermont. Through this relationship, twenty books have been co-published under the "Real Goods Solar Living Series" imprint, including the Company's own Solar Living Sourcebook. The Company believes that these co-publishing efforts have significantly boosted its position as an education leader in the sustainability movement. The Company also contributes significant funds to a non-profit corporation which operates the Institute for Solar Living (ISL). Originally founded by the Company and currently in its ninth season, the Institute for Solar Living offers over 40 educational seminars each year for individuals on a variety of topics such as "Planning and Building Your Renewable Energy Home" and "Strawbale Construction." The seminars are taught by the Institute employees and by third-party industry specialists. The Institute creates increased consumer awareness with regard to renewable energy products and rents the Solar Living Center as a demonstration site. The ISL sponsors an annual energy festival, SolFest, every summer which brings 5,000-10,000 visitors onsite to experience workshops, speakers, renewable energy demonstrations, and entertainment. The Company believes that SolFest contributes significantly to its educational efforts and enhances brand recognition. The Company has been contributing funds to the Institute until the Institute can develop its fundraising efforts and become self-funding.

     5. Internet Site. The Company has established a website (www.realgoods.com) which provides the Company with an alternative channel for offering its products and explaining its mission, history, programs and products. The Company believes that its customers on its website can find the largest array of environmental and healthy living products anywhere in the world. In fiscal 2000 the Company sold $1,482,000 worth of products through its website, representing 269% of the previous year's sales. The Company also maintains an innovative bulletin board on its website for interested shareowners and prospective stock purchasers to agree upon the purchase and sale of the Company's common stock without the intermediation of stock brokers. Transactions are without cost to purchasers, and sellers pay only transfer fees. The Company received the approval of the staff of the Securities and Exchange Commission for this program in 1996, and this approval was the first of its kind. There can be no assurance that the Company will continue to offer this service to its shareowners in the future.

B.  Vendors

The Company currently purchases its products from a vendor base of more than 700 suppliers, none of which accounts for more than 3.5% of the Company's purchases. The Company's ten largest vendors account for 24.6% of purchases. The four largest annual purchases are from vendors who sell renewable energy products, including solar electric modules, high efficiency appliances, and inverters (power conditioning equipment). While there are many suppliers of these products, the Company has chosen to limit the majority of its renewable energy purchases to four vendors:
Astropower, a distributor of solar modules; Applied Power, a distributor of solar modules and other equipment manufactured by Siemens Solar Industries; Kyocera, a distributor of solar modules and high efficiency refrigerators; and Trace Engineering, a manufacturer of inverters and other solar electric controls. The Company has had long-term relationships with all of these vendors. Because many of the renewable energy products are relatively new, the number of suppliers for these products can be limited, and the Company, from time to time, may face short-term dependencies upon certain manufacturers for these products. However, the Company believes it would not face long-term difficulties in securing alternate sources of supply for such products if it experiences an interruption in its current supply. The Company believes such an interruption would be brief and is not likely to have a long term material adverse effect on the Company's orders and sales revenues for the period affected.

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

C.  Seasonality

Forty percent of the Company's revenues are realized in its third fiscal quarter, which ends on December 31. Renewable energy products are also subject to seasonality, but the cycle for these products is the inverse of the environmental, conservation and gift products, which lessens the effect of the holiday season on the Company's sales. The Company's fiscal year ends on March 31. The Company's sales generally increase sequentially over the first, second and third fiscal quarters, and generally decline in the fourth fiscal quarter. It is possible that such seasonal effects will be increased if the Company's customer base continues to include a greater percentage of urban and suburban dwellers. The Company believes that current trends reflect (i) increased demands for its renewable energy products during the mild-weather months when its customers are more likely to undertake construction and major home improvement projects and
(ii) increased demand for environmentally related gift products, similar to that generally experienced by conventional retailers, during the holiday season. (See: "Description of Business - A. The Company's Markets".)

D. Backorders; Returns

Backorders are considered common in certain other industries; however, in the mail order industry, backorders can be symptoms of inefficiency, lack of inventory or bad strategic planning since they create both additional costs and risks of lost sales. The majority of the Company's backorders arise when (i) vendors fail to deliver as promised, or (ii) sales of certain products are higher than anticipated. At March 31, 1999, backorders were $236,000, which was 23% of that month's catalog sales. At March 31, 2000, backorders were $11,000, which was 2% of that month's catalog sales. The main cause for the increase in backorders at the end of fiscal 1999 was the significant increase in sales of Y2K related products by substantially more than the Company anticipated. This large backorder status had been significantly reduced by December 1999.

Although the Company does have a 90-day return policy for products returned by customers in their original condition, the Company has not historically experienced substantial product returns for its catalog segment. For fiscal 2000, returns of catalog sales were 9.0% of gross catalog sales. This is an increase over last year (6.6%) as a result of increasing the soft goods portion of the product mix. The Company believes that the hard goods catalog industry in general experiences returns of 5-6% and the soft goods catalog industry experiences returns of 15-30%.

E.  Competition

Within the catalog market, the Company is very small compared to industry leaders. The market for environmentally related and healthy living products has grown, and the number of both large and small catalog retailers carrying these products has increased. The same is true of Internet sales. Real Goods has also developed a small number of proprietary products. There can be no assurance that the Company will ever sell material quantities of branded goods or proprietary products. In the retail market, the Company is experimenting with retail store formats and it expects to continue to refine its retail store approach.

In the renewable energy market, the Company operates in a niche presently too technical and application specific to interest the larger catalogs. The Company's knowledge of its customer and awareness of vendor offerings as well as its superior technical knowledge and experienced staff enable it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. The Company believes that some Internet vendors without technical support staff are underselling the Company's prices for common goods. There can be no assurance that the resources or market positions of the Company's competitors in this area will not change.

In all three markets, the Company competes on the basis of price, selection and service. The Company has continued to work to improve its pricing through selective, focused buying and improved vendor discounts. In fiscal 2000 the Company increased its presence at trade shows and plans to continue to improve its product selection.

The Company believes that its image is enhanced by the various accomplishments that it has made in achieving its mission, including the opening of its Solar Living Center demonstration site along with its ongoing educational programs, the completion of the sale of the largest solar array in Latin America, the tenth edition of the Solar Living Sourcebook, the Company's increased presence on the Internet, the mission message in the mail order catalogs and public relations efforts.

The Company has a program in which participants pay a $50 fee to receive a designated book, a newsletter with special pricing, closeout bargains and substantial additional information, as well as a 5% discount on all purchases. In most cases if customers have a large initial purchase, then will opt for the program in order to take advantage of the discount on their order. The Company's program customers order much more frequently and have a higher average order than the Company's other customers. In fiscal 2000 the number of customers who availed themselves of the discount program increased by 13% to approximately 62,000.

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

G.  Employees

The Company currently has the full time equivalent of 101 employees. Of those employees, approximately 25 are employed at the Company's retail stores, 5 are employed at Real Goods Renewables in Ukiah, approximately 39 are employed in Ukiah providing support to the catalog and corporate functions, and 32 are employed at Santa Rosa, California at the Corporate Headquarters. As with many retailers, the Company increases its use of temporary employees during its third fiscal quarter to meet the increased demands of the holiday season. The Company believes its use of temporary employees contributes to its
ability to control overhead costs.   The Company is not subject
to any collective bargaining agreements and believes its relationships with its employees are good.

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

I.  Relationship with Whole Foods Market, Inc. and
WholePeople.com

In September 1999 the Company entered into a pair of agreements with Whole Foods Market, Inc. Pursuant to one agreement, Whole Foods Market is to provide certain marketing assistance to the Company. Pursuant to the other agreement which was assigned to its affiliate, WholePeople.com, the Company sold 800,000 shares of the Company's common stock to WholePeople.com for $3.6 million (see note 10 to the financial statements and "Certain Considerations", subsection N).

Concurrently, John Schaeffer, Chairman and CEO of the Company, agreed to support a designee of WholePeople.com for election to the Company's Board of Directors, (see Certain Considerations -
Whole Foods Market, Inc. Relationship).

Item 2.  DESCRIPTION OF PROPERTIES.

As of May 15, 2000, the following describes the Company's properties:

The Company owns the 12-acre parcel in Hopland, California that is the site of the Solar Living Center and its flagship store.
Hopland is located approximately 12 miles south of Ukiah, on US
Highway 101, a major interstate highway.

The Company owns a facility in Amherst, Wisconsin which previously housed one of the Company's retail stores. This property consists of a 5,000 square foot cold warehouse, a 3,000 square foot cold storage building and a 1,600 square foot office and retail store. This property is listed for sale and is currently rented.

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

The Company has a five year lease agreement, which expires at the end of February 2004, for the 4,800 square foot retail store in Berkeley, California. The Company recently vacated its the 1,500 square foot Outlet store in Berkeley, California and has moved the outlet activities within the Berkeley retail store.

The Company leases a 3,400 square foot retail store facility in Los Gatos, California. This is a 5 year lease expiring in November 2004.

The Company opened a new 3,100 square foot store in leased facilities in West Los Angeles on May 28, 2000. The lease is for
10 years, terminating on March 31, 2010, but may be terminated on March 31, 2005 with proper notice.

The Company believes that it maintains adequate insurance for its real and personal property.

Item 3.  LEGAL PROCEEDINGS.

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
                                PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREOWNER MATTERS

The Company's stock is listed on the Chicago Stock Exchange under the symbol RGT and it is currently also listed on the Nasdaq Small Cap Market under the symbol RGTC and traded on the bulletin board maintained on the Company's web site. The following chart sets forth the high and low actual sale prices of the Company's common stock for each quarter within the last two fiscal years.

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
Third Quarter                                 4-1/4        3-1/2
Fourth Quarter                                4-1/2        3-7/8

2000:
First Quarter                                $5-9/16      $3-1/2
Second Quarter                                5-1/4        4-1/8
Third Quarter                                 5-1/32       3-9/32
Fourth Quarter                                4            3-1/4

Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Sales

The Company reported a 1.3% increase in net sales to $18,979,000 for fiscal 2000, compared to $18,736,000 for fiscal 1999.

In fiscal 2000, the Company changed its presentation (see Note 1 to the financial statements) and included freight collected in sales and freight out expense in cost of sales. Previously, these amounts were included in selling, general and administrative expenses. The amounts in fiscal 1999 have been reclassified to conform to the new presentation.

Catalog sales decreased 1.8% to $11,699,000, or 61.6% of net sales in fiscal 2000, compared to $11,914,000 or 63.6% in the prior year. Internet sales (included in the catalog) division were $1,482,000 or 7.8% of sales for fiscal 2000 compared with $551,000, or 2.9% in fiscal 1999. The Company mailed 4,167,500 catalogs in fiscal 2000 compared to 4,431,500 catalogs in fiscal
1999, a decrease of 6%.   Catalog division sales per catalog
increased from $2.69 per catalog mailed to $2.81 per catalog and is attributed to the effect of Internet sales growth. Included in net catalog sales for the years ended March 31, 2000 and 1999 are shipping and handling fees collected from customers of $1,256,000 and $1,373,000, respectively.

Retail store sales increased 8.1% to $4,046,000, or 21.3% of net sales in fiscal 2000, compared to $3,743,000 or 20.0% of net sales in the prior year. The Company opened a new store in Los Gatos, California in November, 1999 which contributed $302,000 in total revenue for fiscal 2000. Therefore, the Company had four retail stores and one outlet store open with 15,500 square feet of retail selling space at the end of fiscal 2000 compared with 14,300 square feet of selling space in fiscal 1999. On a comparable basis, excluding Los Gatos, retail sales for fiscal 2000 were $3,744,000 compared to $3,743,000 for fiscal 1999. A sharp drop in the Company's sales of renewable energy products in the fourth fiscal quarter contributed to the of sales results in fiscal 2000.

Renewable energy sales increased 5.0% to $3,234,000, or 17.0% of net sales in fiscal 2000, compared to $3,079,000, or 16.4% of net sales in the prior year. The increase in this area of the Company's business was primarily due to Y2K concerns but also reflects the public's increased awareness of energy utilization and a desire to safeguard the earth's natural resources, energy incentive credit programs sponsored by many state agencies in conjunction with the deregulation of utilities, and customers' interests in potential renewable energy solutions. The Company also continues to market its services to the "eco-tourism" market. Included in net renewable energy sales for fiscal years 2000 and 1999 are shipping and handling fees collected from customers of $144,000 and $143,000, respectively.

GROSS PROFIT

Gross profit amounted to $7,834,000, or 41.3% of net sales in fiscal 2000 compared to $7,832,000, or 41.8% of sales in fiscal
1999. The relative flatness of gross profit is attributable to the lack of growth in the catalog division.

Catalog sales had a 2.4% decrease in gross profit of $5,327,000 or 45.5% of catalog net sales in fiscal 2000, compared to $5,459,000 or 45.8% of catalog net sales in the prior year. The slight margin decrease is attributable to the reduction in net shipping income, the reduction of prices on selected merchandise to promote sales, and increased cost of product which was not passed through to customers for competitive reasons. Net shipping income included in catalog gross profit was $240,000 in fiscal 2000 and $332,000 in fiscal 1999.

Retail stores sales had a gross profit of $1,519,000 or 37.5% of retail net sales in fiscal 2000 compared to $1,400,000 or 37.4% of retail net sales in fiscal 1999. This margin percentage reflects the same mix of renewable energy and retail product as in fiscal 1999.

Renewable energy sales had a gross profit of $988,000 or 30.6% of net renewable energy sales compared to $973,000 or 31.6% of net renewable energy sales for the prior year. This decrease in gross profit percentage is attributable to higher product costs and increased competition in the renewable energy field. Renewable energy products have generally lower profit margins. Net shipping income included in renewable gross profit was $30,000 in fiscal 2000 and $32,000 in fiscal 1999.

OPERATING EXPENSES

Selling, general, and administrative expenses were $9,402,000 or 49.5% of sales in fiscal 2000, compared to $8,497,000 or 45.4% of sales in the prior year. Increases in expenses occurred in the areas of labor and benefits, catalog expenses, supplies, depreciation, rents, utilities, travel, and general corporate expenses. These increases more than offset the decreases that occurred in postage, purchased services, and recruitment costs. Many of the expense increases were attributable to costs associated with moving the Company headquarters from Ukiah to Santa Rosa, California.

OTHER INCOME AND EXPENSE

In fiscal 2000, interest expense was $47,000 and interest income was $110,000, resulting in a net interest income of $63,000. In the previous fiscal year, interest expense was $48,000 and interest income was $90,000, for a net interest income of $42,000. The Company had lower interest expense and higher interest income due to the cash position following the equity investment by WholePeople.com.

The Company recorded a $354,000 net loss on write down and disposition of assets in fiscal 2000. In fiscal 1999, a $1,000 net gain was recorded on the sale of assets. In fiscal 1999, the Company recorded a $10,000 write down of the land and building in Amherst, Wisconsin to reflect the estimated net realizable value of the property held for sale.

INCOME TAXES

Income tax benefits as a percentage of pretax loss were 30% in fiscal 2000 due to the Company's reported loss, compared to a tax benefit of 24% for the previous year. The applied tax rate reflects the Company's actual experience of the turnaround in timing differences and the expected utilitzation of net operating loss carryforwards in future periods.

NET LOSS

For the year ended March 31, 2000, the Company had a loss before tax benefit of $1,859,000 and a net loss of $1,290,000 or $0.29 per share. In the previous year, the Company had a loss before tax benefit of $632,000 and a net loss of $482,000 or $0.12 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2000, cash of $1,172,000 was used in the business.

The Company used $2,037,000 of cash in operations, primarily for inventory and the Company's operating loss.

The Company used $2,701,000 of cash in investing activities for purchases of property, equipment and improvements, (primarily for retail stores) and computer equipment and assets, and purchase of marketable securities.

Cash provided by financing activities was $3,566,000 due primarily to the investment in the Company by WholePeople.com of $3,578,000.

The net effect of all of the Company's activities was to decrease the Company's cash by $1,172,000 to $876,000 at the end of the period from $2,048,000 at the beginning of the period.
Additional funds in the form of short-term investments in marketable securities are available to the Company to fund current operations and totaled $1,568,000 at March 31, 2000.

The Company extended its $1,500,000 line of credit through February 2001 to use for seasonal fluctuations in inventory levels as well as operating expenses; the Company did not use the line of credit during fiscal 2000 except to support letters of credit. The Company intends to review its banking relations in July of 2000 and will review its line of credit at that time. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 2001.

EFFECTS OF INFLATION

The overall effects of inflation on the Company's business during the periods discussed were not material.

Year 2000 Preparedness and Results

As of the date hereof, the Company has not experienced any significant business disruptions as a result of Y2K issues. The Company addressed the Y2K problem through a comprehensive evaluation and improvements of its hardware, software, communications and key external vendors and suppliers. The cost of the evaluation and upgrades was approximately $250,000, most of which was incurred in the normal course of business as periodic software and hardware upgrades.

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

A. SALES. The Company is susceptible to the ebb and flow of both retail industry trends and the general economy. While the Company could be a beneficiary of a trend which increases the popularity of the Company's products, that trend could also ebb away. Of approximately 350 products in each of the Real Goods color catalogs, 35% are new to those catalogs; there can be no assurance that the product selection will be effective. While the Company must incur catalog production and mailing costs, purchase inventory and staff up in preparation for customer responses in advance of need, if customer response is below management's expectations and the Company's sales decrease, the Company's expenses cannot be reduced timely and proportionately. In addition, the Company will be reliant to some extent on the state of the general economy. An adverse economic environment could impact the mail order catalog industry as a whole.
Finally, catalog companies seeking to increase revenues and their "house list" often "prospect" with rented lists; excessive prospecting can adversely affect operating results.

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

C. SOLAR LIVING CENTER. The Company's mission is "To promote and inspire an ecologically sustainable future." The Company spent approximately $3,000,000 to acquire the land for the Solar Living Center, landscape the land and construct it as a demonstration of many of the principles underlying the Company's mission and vision. Although the response has been extremely encouraging in both sales and number of visitors, there can be no assurance that the Company will ever realize a suitable return on its investment or that the Company will not incur a substantial loss from the Solar Living Center. The Solar Living Center is located on a flood plain; the building at the Solar Living Center is covered by flood insurance and is above the 100 year flood mark. Currently, a portion of the Solar Living Center is rented to the Real Goods Institute for Solar Living, a not-for-profit organization.

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

E. COMPETITION. In the catalog market, the Company is small compared to industry leaders. If one or more of the larger retailers decides either to have an environmental products section in an existing catalog or to launch a comparable catalog or Internet site, the Company's business could be adversely affected. In addition, if the Company successfully identifies an unmet consumer need, the idea can be copied quickly by retailers with greater buying power and greater prominence. As to its renewable energy market, the Company believes it operates in a niche presently too technical and application specific to interest the larger catalogs and the Company's knowledge of its customers and vendors offerings enables it to be a better intermediary between suppliers and customers for its segment of the market than larger catalogs. Finally, the options available on the Internet allow potential customers to obtain certain of the Company's value added services without a charge, and then purchase their goods more cheaply from less service oriented vendors.

F. EMPLOYEES. Like most other businesses in Northern California, the Company is concerned about its ability to attract and retain employees in a full-employment environment. If the Company is not able to attract or retain all necessary employees, the Company's operating results could be adversely affected.


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

J. DEPENDENCE ON CERTAIN SUPPLIERS,INCLUDING FOREIGN SUPPLIERS. The Company carries approximately 350 products in each color
catalog.   No more that 6% of the Company's sales arise from a
single product. Approximately 7% of the Company's sales are generated from products purchased directly from foreign countries. Accordingly, the Company is subject to both exchange rate fluctuations and possible disruptions in supplies for those products. The Company could also be vulnerable because 5.7% of its revenues derive from products purchased from a single supplier. However, there is at least one alternative supplier for each product in every case, and management believes that any such effect would be temporary.

K.  COST INCREASES.   For the portion of its sales derived from
mail order catalogs, the Company is particularly susceptible to increases in paper prices and postal and shipping charges. There is an immediate effect on the Company's catalog marketing costs as a result of the paper market price fluctuations. Since paper capacity is relatively fixed, the Company believes that prices in this market are directly affected by the strength of the economy. Increased paper prices as well as increased mailing and shipping charges could substantially adversely impact the Company's catalog growth and profitability. Lower paper prices result in lower costs, but other catalog merchants may be encouraged to expand their mailings. Postage costs are also affected by price changes by the United States Postal Service and United Parcel Service. The Company does expect annual increases in United Parcel Service's charges.

L.  CONTROL.  Because of his stock ownership position, John
Schaeffer is likely to continue to have the ability to significantly influence control over the operations and strategy of the Company.

M. FUTURE CAPITAL NEEDS. The Company expects that cash flow from operations, available borrowings under the Company's credit line and existing cash reserves will satisfy its cash requirements for at least the next 12 months. However, the Company may incur significant working capital expenditures in connection with its growth strategy and otherwise. To the extent that the cash resources are insufficient to fund the Company's activities, additional funds would be required. There can be no assurance that additional financing will be available on reasonable terms or at all. Failure to obtain such financing could delay or prevent the Company's planned expansion, which could adversely affect the Company's business, financial condition and results of operations. In addition, if additional capital is received through the sale of additional equity or convertible securities, dilution to the Company's shareowners could occur.

N. WHOLE FOODS MARKET, INC. RELATIONSHIP. The Company believes that its relationship with Whole Foods Market, Inc. and WholePeople.com have provided certain prospects for growth in certain of the Company's markets. In June 2000, WholePeople.com entered into one or more agreements with Gaiam, Inc. and/or Gaiam.com, the Company's primary competitor. At this time, the Company is unable to assess the impact of those agreements upon the Company and its prospects. However, if the result of those agreements is that WholePeople.com and/or Whole Foods Market, Inc. do not perform their respective obligations to the Company (see Description of the Business - subsection I.), the Company and its prospects could be materially and adversely affected.
Item 7.   FINANCIAL STATEMENTS.

REAL GOODS TRADING CORPORATION

TABLE OF CONTENTS                                           PAGE

INDEPENDENT AUDITORS' REPORT - MOSS ADAMS, LLP                 16

INDEPENDENT AUDITORS' REPORT - DELOTTE & TOUCHE, LLP           17

FINANCIAL STATEMENT AS OF AND FOR THE YEARS
ENDED MARCH 31, 2000 AND 1999:

Balance Sheets                                                 18

Statements of Operations                                       19

Statements of Cash Flows                                       20

Statements of Shareowners' Equity                              21

Notes to Financial Statements                                  22





INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Real Goods Trading Corporation

We have audited the accompanying balance sheet of Real Goods Trading Corporation as of March 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Goods Trading Corporation as of March 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                             [S]MOSS ADAMS LLP
                                                Moss Adams LLP


Santa Rosa, California
May 24, 2000
INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareowners
Real Goods Trading Corporation:

We have audited the accompanying balance sheet of Real Goods Trading Corporation (the "Company") as of March 31, 1999 and the related statements of operations, shareowners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respect, the financial position of Real Goods Trading
Corporation as of March 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


[S]DELOITTE & TOUCHE LLP
   Deloitte & Touche LLP

Oakland, CA
May 21, 1999
                   REAL GOODS TRADING CORPORATION
                            BALANCE SHEETS
                       MARCH 31, 2000 and 1999
                   (In thousands except share data)

                                             2000       1999
ASSETS
Current assets:
  Cash                                      $  876    $ 2,048
Marketable securities                        1,568        -
Accounts receivable, net of allowance of $6
 in 2000 and 1999                              152        240
Note receivable                                -           20
Inventories, net                             3,165      2,080
Deferred catalog costs, net                    381        272
Prepaid expenses                               150        266
Deferred income taxes                           34         89

     Total current assets                    6,326      5,015

Property, equipment and improvements, net    4,063      3,553
Other assets                                   253        198
Property held for sale                          78         78
Note receivable - affiliate, net of
 allowance of $259 in 2000                      60        196
Deferred income taxes                          664         39

     Total assets                          $11,444    $ 9,079

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Accounts payable                         $ 1,374    $   873
  Accrued expenses                             309        620
  Deposits                                      55        138
  Current maturities of long-term debt          17         16
  Other taxes payable                           39         57
     Total current liabilities               1,794      1,704

Long-term debt, less current maturities        534        552

Total liabilities                            2,328      2,256

Shareowners' equity:
Common stock, without par value:
  Authorized 10,000,000 shares;
  issued and outstanding,
  4,881,742 and 4,080,742 shares,
  respectively                              10,771      7,188
Accumulated deficit                         (1,655)      (365)
  Total shareowners' equity                  9,116      6,823
  Total liabilities and shareowners'
   equity                                 $ 11,444    $ 9,079

                 See notes to financial statements

                   REAL GOODS TRADING CORPORATION
                      STATEMENTS OF OPERATIONS
                 YEARS ENDED MARCH 31, 2000 AND 1999
           (In thousands except share and per share data)

                                             2000       1999
Net Sales                                  $ 18,979   $ 18,736
Cost of sales                                11,145     10,904
  Gross profit                                7,834      7,832
Selling, general and administrative
 expenses                                     9,402      8,497

  Loss from operations                       (1,568)      (665)

Interest income, net                             63         42
Loss on disposition of assets                  (354)        (9)

  Loss before income taxes                   (1,859)      (632)

Income tax benefit                              569        150
  Net loss                                 $ (1,290)  $   (482)

Net loss per share, basic and diluted      $  (0.29)  $  (0.12)

Weighted average shares outstanding,
 basic and diluted                         4,384,887  4,004,286

                   See notes to financial statements
                     REAL GOODS TRADING CORPORATION
                        STATEMENTS OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2000 AND 1999
                             (In Thousands)

                                             2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $(1,290)   $ (482)
Adjustments to reconcile net loss
  to net cash from operating activities:
  Depreciation and amortization                452       344
  Loss/writedown on disposition of assets      252         9
  Deferred income taxes                       (570)     (151)
  Other                                        (18)       14
Changes in assets and liabilities:
  Accounts receivable                           88       (30)
  Note receivable                               20       (20)
  Inventories                               (1,085)      256
  Deferred catalog costs, net                 (109)      167
  Prepaid expenses                             116       (52)
  Income taxes   receivable                     -        167
  Accounts payable                             501       147
  Accrued expenses and other                  (311)      298
  Deposits                                     (83)     (296)
  NET CASH FROM OPERATING ACTIVITIES        (2,037)      371

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment, and construction
   in progress                                (962)     (514)
  Investments in marketable securities      (3,093)       -
  Maturities of marketable securities        1,525        -
  Purchase of other assets (55) (45)
  Proceeds from sale of equipment and
   other assets                                 -         25
  Note receivable - affiliate                 (116)     (196)
  NET CASH FROM INVESTING ACTIVITIES        (2,701)     (730)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
   net                                       3,586     1,138
  Repayment of debt                            (17)      (17)
  Purchase of common stock                      (3)      (15)
  NET CASH FROM FINANCING ACTIVITIES         3,566     1,106

NET INCREASE (DECREASE) IN CASH             (1,172)      747
CASH AT BEGINNING OF PERIOD                  2,048     1,301
CASH AT END OF PERIOD                      $   876   $ 2,048

Other cash flow information:
  Interest paid                            $    47   $    48
  Income taxes paid                              1         1

               See notes to financial statements
                   REAL GOODS TRADING CORPORATION
                 STATEMENTS OF SHAREOWNERS' EQUITY
                YEARS ENDED MARCH 31, 2000 AND 1999
                           (In thousands)

                                            Common Stock

                                            Retained     Total
                        Number of           Earnings  Shareowners
                          Shares   Amount  (Deficit)     Equity
BALANCE, MARCH 31, 1998    3,857   $6,065    $  117      $6,182

Issuance of common stock
 in direct public
 offering, net of offering
 costs of $99                228    1,138        -        1,138

Shares repurchased            (4)     (15)       -          (15)

Net loss                      -        -       (482)       (482)

BALANCE, MARCH 31, 1999    4,081    7,188      (365)      6,823

Issuance of common stock,
 net of issue costs of $22   800    3,578        -        3,578
Exercise of common
 stock options under
 option plan                   2        8        -            8

Shares repurchased            (1)      (3)       -           (3)

Net loss                       -        -    (1,290)     (1,290)

BALANCE, MARCH 31, 2000    4,882  $10,771   $(1,655)     $9,116

                   See notes to financial statements

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Real Goods Trading Corporation (the "Company") was organized on July 1, 1990 and sells primarily environmentally related, "healthy living" and renewable energy products through mail order catalogs, four retail stores, the Internet, and direct sales from its renewable energy department.

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

CHANGE IN PRESENTATION - Included in net sales for fiscal years 2000 and 1999 are shipping and handling fees collected from customers of $1,388,000 and $1,516,000, respectively. Included in cost of sales for fiscal years 2000 and 1999 are freight out expenses of $1,118,000 and $1,152,000 respectively. Previously, these amounts were presented as a net amount in selling, general and administrative expenses. Such sales and cost of sales have been reclassified into net sales and cost of sales for the periods presented because management believes this more accurately represents the Company's true sales and cost of sales amounts.

CASH AND MARKETABLE SECURITIES - Marketable securities are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. Marketable securities are stated at estimated fair value based upon market quotes and consist of bonds, commercial paper and Federal agency securities. As of March 31, 2000, fair value approximated cost and no unrealized gain or loss was included in retained earnings. Realized gains and losses are included in other income. Interest earned is included in interest income. The Company has deposits in money funds in excess of federally insured levels. These deposits are placed with quality financial institutions.

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

INTERNET SITE COSTS - Costs capitalized in accordance with AICPA
Statement of Position (SOP) 98-1 and EITF 00-2 in connection with construction of Internet site.

PROPERTY HELD FOR SALE - The building and land which were the former Snow Belt Store are currently held for sale.

NOTE RECEIVABLE - AFFILIATE - The note receivable represents net funds advanced to the Real Goods Institute for Solar Living
("ISL") and bears interest at 5.25% per year. Interest only is payable until the ISL becomes self-funding.

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

LOSS PER SHARE - Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted to common stock. Dilutive stock options were not included for the fiscal years ended March 31, 2000 and 1999, as the Company incurred a net loss in each year and the effect would be antidilutive.

RECLASSIFICATION - The 1999 financial statements have been reclassified in order to conform to the March 31, 2000 presentation.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments. The carrying values of cash, marketable securities, accounts receivable, accounts payable, and long-term debt approximates their estimated fair values.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees".

COMPREHENSIVE INCOME - Comprehensive loss and net loss are the same.

                 2.  MARKETABLE SECURITIES

During the year ended March 31, 2000, the Company purchased marketable securities consisting of bonds and commercial paper.
The following is a summary of short-term investments included in marketable securities (in thousands):





                              Gross        Gross        Estimated
                            Unrealized   Unrealized        Fair
                      Cost     Gains       Loses           Value
March 31, 2000:
Corporate Bonds
                   $   411  $    -       $   -           $   411
Federal agency
  securities           579       -           -               579
Commercial Paper       578       -           -               578

                   $ 1,568  $    -       $   -           $ 1,568

All short-term investments mature within one year of March 31, 2000.

            3.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements consist of the following at March 31 (in thousands):

                                               2000         1999
Land                                       $    480      $   480
Land improvements                               783          783
Buildings and leasehold improvements          1,821        1,551
Equipment, furniture and fixtures             2,219        1,732
Internet site costs                             139           -
Construction in progress                         84           15
         Total                                5,526        4,561

Less accumulated depreciation                (1,463)      (1,008)
Property, equipment and improvements, net  $  4,063     $  3,553

4.  LINE OF CREDIT
The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the "Bank"), which expires on February 28, 2001. Borrowings bear interest at 1.5% over the prime rate, payable in monthly installments. At March 31, 2000 and 1999, no amounts were outstanding on the Company's line of credit.

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

5.  DEBT

Long term debt consists of the following at March 31 (in
thousands):
                                              2000         1999
   Small Business Administration
    term loan, interest at 7.77%,
    payable through September 2016,
    secured by land and building
    in Hopland, California.                  $  551      $  568

    Other                                        -           -

               Total                            551         568
Less:  current portion                           17          16
Long-term portion                            $  534      $  552

Principal payments on long-term debt
 are as follows (in thousands):

Fiscal Year ending March 31:
2001                                         $   17
2002                                             19
2003                                             20
2004                                             22
2005                                             23
Thereafter                                      450

      Total                                  $  551

6.  ASSET HELD FOR SALE
The Company owns land and buildings in Amherst, Wisconsin which it is seeking to sell. At March 31, 1999 and 2000, the land and building had a net book value of $78,000 and was rented out while it is being offered for sale.

7.  LEASES
The Company has operating leases for its offices, warehouse facilities, the Eugene and Berkeley stores and certain equipment, which expire from October 2000 through March 2010. Rental expense for the years ended March 31, 2000 and 1999 was $403,000 and $308,000 respectively.



(CAPTION>
Future minimum annual lease payments under operating leases are as follows (in thousands):

Fiscal Year ending March 31:
               2001                   $  533
               2002                      525
               2003                      463
               2004                      456
               2005                      193
               Thereafter                631

                         Total       $ 2,801

8.  INCOME TAXES

Income tax benefits consist of the following for the years ended
March 31 (in thousands):

                                      2000         1999
Current:
Federal                             $  -        $   -
State                                    1            1

     Total                               1            1
Deferred - federal                    (570)        (151)

     Total benefit                  $  (569)    $  (150)

The income tax benefit for financial reporting purposes are
different from the tax provision computed by applying the
statutory federal income tax rate.  The differences for each year are reconciled as follows (in thousands):
                                       2000            1999
Federal income taxes at
 statutory income tax rate (34%)     $ (632)        $  (215)
State taxes net of federal tax
 benefit                               (112)            (14)
Effect of permanent differences           6               8
Valuation allowance                     100             107
Other                                    69             (36)

Benefit                              $ (569)        $  (150)



The components of the net deferred tax asset (liability) at year-end are as follows (in thousands):

                                       2000           1999
Deferred tax assets:
Benefit of net operating
 loss carryforwards                  $  792         $  183
Allowance for doubtful accounts         110              -
Stock option compensation                14             14
Reduction in cost of property            30             15
Other                                     1             10
                                        947            222
Less valuation allowance               (283)          (183)

Non-current deferred tax asset          664             39

Deferred tax assets (liabilities):
Inventory reserves                       47             99
Catalog costs                           (22)           (37)
Accruals                                 24             32
Other                                     3             (5)
  Current deferred tax assets            52             89
Less valuation allowance                (18)             -
Current deferred tax asset               34             89
Net deferred tax asset               $  698         $  128

Because of the uncertain nature of their ultimate utilization, a partial valuation allowance is recorded against the deferred tax assets associated with the net operating losses. At March 31, 2000, the Company has net operating losses available for carryforward of approximately $1,950,000 and $1,536,000 for federal and state purposes, respectively. The federal net operating loss and $430,000 of the state net operating losses will expire in 2013 through 2020. The remaining state net operating losses expire through 2005. The Company intends to use various tax planning strategies to fully utilize the loss carryforwards prior to expiration.

9.  SHAREOWNER AGREEMENTS
The Chairman of the Board, founder and largest shareowner has a renewable one-year employment agreement with the Company which provides for an annual salary of $125,000. As of April 1, 2000 the Chairman voluntarily agreed to a reduction in such salary to $110,000 on a month to month basis.

The Company also has a split dollar life insurance agreement with this individual whereby the Company pays the premiums. The Company has been granted a security interest in the cash value and death benefit of the policy, and certain shares of the Company stock owned by the Chairman of the Board have been pledged as additional collateral during the period in which the premiums exceed the cash surrender value. The net cash surrender value at March 31, 2000 was $215,000 and is included in other assets.

10.  SHAREOWNERS' EQUITY
On August 11, 1997 the Company commenced a direct public offering of up to 1,000,000 shares of newly issued stock and 300,000 shares offered by a selling shareholder at $5.50 per share. The offering closed on June 30, 1998. Through March 31, 1999, the Company had issued 676,641 new shares of common stock, generating gross proceeds of $3,620,000, and had incurred costs of $697,000 related to the direct public offering.

In August 1998, the Company was authorized to repurchase up to $100,000 of common stock in open market and private transactions. In fiscal 1999, 3,900 shares were repurchased for $14,850. In fiscal 2000, 800 shares were repurchased for $2,750. Through March 31, 2000, a total of 13,884 shares had been repurchased for $66,643.

On September 23, 1999 WholePeople.com purchased 800,000 shares of common stock for $3,578,000, net of issuance costs of $22,000.

Subsequent to year-end, in April 2000, the Company repurchased
50,000 shares for $100,000.

11. BENEFIT PLANS AND STOCK OPTIONS
The Company sponsors a 401(k) retirement plan. The plan does not require matching funds from the Company, and the Company has made no contributions to the plan.

Under the Company's Third Amended and Restated Fiscal 1993 Stock Incentive Plan ("Employee Plan") the Company can grant incentive and non-qualified options to purchase 1,200,000 shares of common stock. Incentive Stock Options can be granted at prices not less than 100% of the fair market value of the common shares (85% for non-qualified options) on the date the option is granted, and normally vest over a period not exceeding five years from the date of grant. Options expire ten years from date of grant. As of March 31, 2000, options to purchase 1,110,550 shares were outstanding

In September 1998 the Board of Directors revised the exercise price of all outstanding Employee Plan options to $4.50 per share.

The Company has reserved 100,000 shares of common stock for its Non-Employee Directors' Stock Option Plan ("Director's Plan").
As of March 31, 2000, options to purchase 75,000 shares were outstanding and none have been exercised.




                                                      Weighted
                                                      Average
                                       Number of      Exercise
                                        Shares          Price
                                    (in thousands)
Outstanding at March 31, 1998             344          $ 5.37

Granted                                   448            4.50
Forfeited                                (125)           5.37
Terminated as a result of
 option repricing                        (341)           5.39
Issued as a result of
 option repricing                         341            4.50
Outstanding at March 31, 1999             667            4.59

Granted                                   838            4.50
Forfeited                                (317)          (4.52)
Exercised                                  (2)          (4.50)
Outstanding at March 31, 2000           1,186          $ 4.57

Shares exercisable at March 31, 2000      194          $ 4.54
Shares available for grant at
 March 31, 2000                           114
Range of exercise prices             $3.38 to $7.12
  Weighted average remaining
  contractual life at March 31, 2000    7.5 years

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:
Expected life, 120 months following vesting in fiscal 2000 and fiscal 1999, stock volatility, 32% in fiscal 1999 and 55% in fiscal 2000; risk free interest rate 5.50% in fiscal 1999 and
5.65 % in fiscal 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are calculated at a 50% rate, based on the Company's historical experience. If the computed fair values of the fiscal 2000 and fiscal 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $569,000 or $.14 per share in fiscal 1999, and the pro forma net loss would have been $1,549,000 or $ .35 per share in fiscal 2000.

12  SEGMENT INFORMATION
The Company has three divisions (Catalog, Retail and Renewables), all of which sell products purchased from other suppliers for sale directly to customers. The customer bases of all three divisions overlap to some extent, and the purchases and delivery processes to customers overlap as well.

Each of the three divisions qualifies as a reportable segment because each is more than 10% of the combined revenue of all operating segments. Contribution is defined as net sales less cost of goods sold and direct expenses. Financial information for the Company's business segments was as follows:
                                     FY 2000       FY 1999
Net Sales:
  Catalog Division                  $11,699       $11,914
  Retail Division                     4,046         3,743
  Renewables Division                 3,234         3,079
  Consolidated Net Sales            $18,979       $18,736

Contribution:
  Catalog Division                  $ 5,327       $ 5,459
  Retail Division                     1,519         1,400
  Renewables Division                   988           973
  Consolidated Contribution         $ 7,834       $ 7,832

Reconciliation of Contribution to net loss:
     Selling, general & administrative
      expenses
     Catalog Division               $ 5,757       $ 5,687
     Retail Division                  2,267         1,748
     Renewables Division              1,351         1,032
     Solar Living Center                 27            30
Consolidated S G & A expenses         9,402         8,497

Interest (income) expense               (63)          (42)
Loss on sales of assets                 354             9
Income tax benefit                     (569)         (150)
     Net Loss                       $(1,290)      $  (482)

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

At the Meeting of the Board of Directors of the Company on January 8, 2000, it was determined to dismiss Deloitte and Touche LLP as the independent accountants for the Company and to engage Moss Adams LLP. The report of Deloitte and Touche LLP on the financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty of scope or accounting principles. The Audit Committee concurred in the determination of the Board of Directors.

                            PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS;  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.  General Information Regarding Directors and Executive
      Officers
Information about (i) each director nominee and (ii) the executive officers of the Company who are not directors is set forth below as of June 29, 2000

   Name         Age          Office         Director       Term
                                              Since       Expires

John Schaeffer   50   Chief Executive Office   1990        2000
                        and Chairman of the
                                Board

Stehphen Morris    53            Director        1993        2000

Samuel Salkin      50            Director     August 1998    2000

John Lenser        56            Director       May 1996     2000

Barry Reder        55            Director       May 1996     2000

Rich Cundiff       43            Director       Jan 2000     2000

Mark A. Swedlund   49            President         N/A        N/A

Les Seely          56    Chief Financial Officer   N/A        N/A
                            and Secretary

B.  Professional Experience of Executive Officers and Directors:

JOHN SCHAEFFER. Mr. Schaeffer founded the Company's predecessor in 1986 and since 1990 has been the Company's Chief Executive Officer and Chairman of the Board. Mr. Schaeffer has been involved in retail businesses since 1978. In 1994 Mr. Schaeffer was named California Small Businessperson of the Year. Mr.Schaeffer received a B.A. degree in anthropology from the University of California at Berkeley in 1971.

STEPHEN MORRIS. Mr. Morris joined the Company's Board of Directors in October 1993. On July 1, 1994, Mr. Morris became Executive Vice President and Chief Operating Officer of the Company. He resigned from such position in June, 1995. Prior to July 1, 1994 and subsequent to June, 1995, Mr. Morris has been the principal of Stephen Morris Associates, a provider of sales and marketing consulting services. He is currently the President and Publisher at Chelsea Green Publishing Co. in Vermont. Mr. Morris received an B.A. degree in Psychology from Yale University in 1970.

SAMULE SALKIN. Mr. Salkin joined the Company's Board of Directors in August 1998. Mr. Salkin has held the position of VP Merchandising for more.com, an e-commerce start-up specializing in health and wellness. In 1997 and 1998, Mr. Salkin was Chief Operating Officer for the San Francisco Jewish Community Federation and from 1994 to 1996 served as President and CEO of Peet's Coffee & Tea, Inc. Mr. Salkin has also held high level positions with other consumer product and direct marketing companies and is a visiting lecturer at The Haas School of Business at UC Berkeley. He holds his BS and MS degrees from Cornell University.

JOHN LENSER. Mr. Lenser joined the Company's Board of Directors in May 1996. Mr. Lenser was President of Hearthsong and David Kay Catalog from 1992 to 1995. Mr. Lenser has been an independent consultant from 1994 to the present. Mr. Lenser received a B.A. degree in 1966 and a Masters Degree in 1969 from the University of California at Berkeley.

BARRY REDER. Mr. Reder joined the Company's Board of Directors in May 1996. Since October 1993, Mr. Reder has been a partner at the San Francisco firm of Coblentz, Patch, Duffy & Bass, a California law firm. Mr. Reder has served as counsel to the Company since 1990. He is general corporate and securities counsel for a broad range of businesses throughout the United States. His expertise is in mergers and acquisitions, venture capital, contracts and real estate. Mr. Reder received a B.A. degree from Wesleyan University in 1966 and a J.D. degree from Cornell Law School in 1969 He is also a director of HS Resources, Inc.

RICH CUNDIFF. Mr. Cundiff was elected to the Board of Directors on January 8, 2000. He currently serves as President, Southern Pacific Region of Whole Foods Market, and has worked with Whole Foods since 1988. Previously he was a Merchandise Manager and buyer for Macy's and has over 20 years of retail experience. He received his B.A. in Marketing and his Masters in Finance from the University of Texas at Austin.

MARK SWEDLUND. Mr. Swedlund was elected President of the Company on June 14, 1999. Mr. Swedlund served as Senior Vice President and Division President of Foster & Gallagher, Inc. from 1990 to 1997. From 1982 to 1990 he was a partner of The Silbert Group, a consulting firm specializing in providing strategic services to consumer catalog marketers. From 1978 to 1982, he was a consultant with Kestnbaum & Company. Mr. Swedlund is a 1973 graduate of the College of the University of Chicago and received a Masters in Business Administration from that institution in 1978.

LES SEELY.   Mr. Seely was appointed Chief Financial Officer and
Secretary of Real Goods in June, 1998. Prior to joining the Company, Mr. Seely served as Chief Financial Officer for Schurman Fine Papers from 1991 to 1997 and prior to that as Chief Financial Officer of Dakin Inc. from 1984 to 1990. He received his B.A. degree from the University of Colorado in 1966, his MBA degree from the Wharton Graduate School of Business in 1970 and his CPA certificate in 1975.

There is no family relationship among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

C.  Reports Required by Section 16(A)

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission and any exchange on which the Company's stock is traded reports of ownership and changes in ownership of the Company's Common Stock.

Based solely on its review of the copies of Forms 3, 4 and 5 received by the Company or written representations from certain reporting persons that no Form 5 reports were required for such persons, the Company has determined that, during the fiscal year ended March 31, 2000, the following Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were filed late: Form 3 - options as to 70,000 shares granted to Mr. Seely; options as to 20,000 shares granted to Mr. Salkin; 1,000 shares purchased by Mr. Salkin; options as to 200,000 shares granted to Mr. Swedlund, and 3,000 shares purchased by Mr. Swedlund. Form 4 - options as to 10,000 shares each granted to Mr. Morris and Mr. Lenser; options as to 250,000 shares granted to Mr. Schaeffer. The Company believes that all necessary filings under section 16(A) of the Exchange Act have been brought to a current status as of March 31, 2000.


Item 10.   EXECUTIVE COMPENSATION.

A.  Remuneration of Directors

Under the Company's Amended and Restated Non-Employee Directors' Plan (the "Amended Directors' Plan") each Director receives an option to purchase 10,000 shares of the Company's Common Stock upon election, and an option to purchase 2,000 shares of stock on the sixth and each succeeding anniversary of service thereafter. In accordance with policies of his law firm, Mr. Reder has disclaimed participation in the Amended Directors' Plan.

Each non-employee director of the Company receives an annual cash retainer fee of $6,000 per year, and each non-employee director who chairs the Compensation Committee and Audit Committee of the Board receives an additional $3,000 per year for chairing each such committee. Mr. Reder is the chairman of the Audit Committee and the Compensation Committee.

The directors are reimbursed for their extraordinary travel expenses in connection with their service on the Company's Board.

B.  Compensation of Executive Officers

The following table sets forth the cash, bonus and other annual compensation received by Mr. Schaeffer, the Company's Chairman of the Board and Chief Executive Officer, and the compensation of each other officer in excess of $100,000 per year for the three fiscal years ending on March 31, 1998 through 2000, respectively. Mr. Schaeffer received no bonuses, reportable perquisites, securities or property, long term compensation awards in the form of restricted stock awards, option or SAR awards, or payouts pursuant to any long term incentive plan during fiscal 1999 or the two preceding fiscal years. In July 1999, Mr Schaeffer was granted options to purchase 250,000 shares of the Company's common stock at $6.00 per share. In May 1999, Mr. Seely was granted options to purchase 20,000 shares of the Company's common stock at $3.38 per share.

Summary Compensation Table
 Name and Principal   Fiscal       Annual          All Other
      Position         Year     Compensation     Compensation 3
                                 Salary 1,2

   John Schaeffer,     2000      $130,423           $ 15,387
Chairman of the Board  1999      $ 82,199           $ 12,966
 and Chief Executive   1998      $ 69,225           $ 10,509
       Officer

       Les Seely       2000      $107,884           $   -
Chief Financial Officer1999      $ 80,267               -
     and Secretary     1998          -                  -

  1 Includes amounts deferred at the election of Mr. Schaeffer pursuant to the Company's 401(k) Plan established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.
  2 Includes certain amounts accrued during the year indicated and paid the following year.
  3 Consists entirely of the cash value benefit to Mr. Schaeffer of split-dollar life insurance premiums paid by the Company on a $2,500,000 life insurance policy owned by the Schaeffer 1994 Irrevocable Trust. The figure was established using the demand loan valuation method and assuming a long-term interest rate of 7.5%. Such split-dollar life insurance policy and the arrangement between Mr. Schaeffer, the Schaeffer 1994 Irrevocable Trust and the Company regarding such policy is discussed under "Employment Contracts, Employment Termination and Change-in-Control Arrangements" below.

C. Employment Contracts, Employment Termination and change-in-Control Arrangements

John Schaeffer has had an employment agreement with the Company since June 1990. The agreement is renewable on an annual basis, commencing February 28th of each year, and is terminable by Mr. Schaeffer upon thirty (30) days' notice, or by the Company upon sixty (60) days' notice. Mr. Schaeffer's base salary is subject to annual increase by the Board as determined by the Board. Mr. Schaeffer is also eligible to participate in the Company's benefit plans, including option, profit sharing, insurance and similar plans. If Mr. Schaeffer becomes disabled during the term of his employment, his disability benefits will be paid through the remaining term of the agreement. The agreement requires Mr. Schaeffer's full-time service to the Company.

Mr. Schaeffer owns 1,783,014 shares of the Company's Common Stock. Mr. Schaeffer and the Company have been advised that on the death of Mr. Schaeffer the estate may be required to sell all or a substantial portion of such shares to satisfy estate tax obligations. The sale of such number of shares would likely destabilize the market for the Company's stock. The Company agreed to pay a portion of the premiums due on a life insurance policy for Mr. Schaeffer (the "Policy"). The Policy is owned by the Schaeffer 1994 Irrevocable Trust (the "Trust") established for the benefit of Mr. Schaeffer's children. Pursuant to a Split-Dollar Agreement dated May 15, 1995, among the Company, Mr. Schaeffer and the Trustee of the Trust, the Company will be reimbursed for the amount of the premiums it pays on the policy at such time as the Split-Dollar Agreement is terminated, the Trust surrenders or cancels the Policy, or when the Policy's death benefit proceeds are paid. Such repayment has been secured by the collateral assignment of the Policy by the Trust to the Company.

Mr. Morris, Mr. Lenser and Mr. Salkin have all served as part-time consultants to the Company on an infrequent basis. In fiscal 2000, aggregate fees paid to all three were less than $10,000. Mr. Morris may exercise stock options to purchase 31,300 shares of Company Common Stock at any time until 30 days after his term as a part-time consultant has ended.

Future Transactions

Any future transactions (including loans) between the Company and any officer, director, principal shareholder or affiliate of the Company will be approved by a majority of the directors disinterested in such transactions and by a majority of the independent outside directors, each of whom shall have determined that the transaction is fair to the Company and its shareowners and that the terms of such transaction are no less favorable to the Company than could be obtained from unaffiliated parties.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 29, 2000, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) who is known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares.

Name and Address of          Share Amount        Percentage
 Beneficial Owner            and Nature of        of Class
                         Beneficial Ownership*
John Schaeffer
3440 Airway Drive             1,796,614  1          36.5
Santa Rosa, CA  95403

WholePeople.com
1500 E. 128th Avenue            800,000             16.4
Thornton, CO  80214

Les Seely
3440 Airway Drive                15,250  2           **
Santa Rosa, CA  95403

Mark Swedlund
3440 Airway Drive                 3,000              **
Santa Rosa, CA  95403

Stephen Morris
3440 Airway Drive                35,300  3           **
Santa Rosa, CA  95403



Sam Salkin
3440 Airway Drive                 3,000 4            **
Santa Rosa, CA  95403

John Lenser
3440 Airway Drive                 8,000 5            **
Santa Rosa, CA  95403

Barry Reder
222 Kearny Street, 7th Floor       None 6            **
San Francisco, CA  94108

All directors and officers       1,847,564          37.8
  as a group (7 persons)

   * The amounts and percentages indicated as beneficially owned were calculated pursuant to Rule 13d-3(d)(1) under the Exchange Act which provides that beneficial ownership of a security is acquired by a person if that person has the right to acquire beneficial ownership of such security within 60 days through the exercise of a right such as the exercise of an option or the conversion of a convertible security into common stock. Any securities not outstanding which are subject to options or conversion privileges are deemed outstanding for the purpose of computing the percentage of outstanding securities of the class owned by the person who owns the option or conversion privilege but are not deemed outstanding for the purpose of computing the percentage of the class owned by any other person.
  ** Less than one percent of such class of stock.
  1 The amount reported excludes 13,600 shares by an irrevocable trust established for the benefit of Mr. Schaeffer's children. Mr. Schaeffer does not have voting or investment powers over these shares, and Mr. Schaeffer disclaims beneficial ownership of all of the shares held in this irrevocable trust.
  2 15,250 shares subject to issuance within 60 days after May 20, upon exercise of stock options.
  3 35,300 shares subject to issuance within 60 days after May 20, 2000 upon the exercise of stock options.
  4 1,000 shares owned in Individual Retirement Account; includes 2,000 shares subject to issuance within 60 days after May 20, 2000 upon exercise of stock options.
  5 Includes 6,000 shares subject to issuance within 60 days after May 20, 1999 upon the exercise of stock options.
  6 The policies of Mr. Reder's law firm prohibit him from owning shares of the Company's common stock.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Stephen Morris, a director of the Company, currently serves as the publisher at, and owns 10% of the Common Stock of, Chelsea Green Publishing Co. ("CGP") in Vermont, a company which has co-published twenty books with the Company and is a distributor of the Company's Real Goods Solar Living Sourcebook. All transactions between the Company and CGP resulted in total gross payments of $108,949 made by the Company to CGP from April 1, 1999 through March 31, 2000.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  See Index to Exhibits following Signature Page.

                      ........................
                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June, 2000.



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

  Signature                 Title                  Date

[S]LESLIE B.SEELY      Chief Financial Officer
   Leslie B. Seely

[S]JOHN SCHAEFFER      Chief Executive Officer
   John Schaeffer

[S]MARK SWEDLUND             President
   Mark Swedlund

[S]RICH CUNDIFF               Director
   Rich Cundiff

[S]JOHN LENSER                Director
   John Lenser


[S]STEPHEN MORRIS             Director
   Stephen Morris

[S]BARRY REDER                Director
   Barry Reder

[S]SAMUEL SALKIN              Director
   Samuel Salkin

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

10.15****  The Real Goods Trading Corporation Non-Employee
           Directors' Stock Option Plan

10.18^     Term Loan agreement between the Company and Small
           Business Administration, dated June 17, 1996 and certain ancillary documents.

10.20**    Loan Agreement between the Company and National
           Bank of the Redwoods dated April 7, 1998 and cer-tain ancillary documents.

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

10.27^^    Lease of 205 Clara Street, Unit A, Ukiah, California.

10.28^^    Lease of 77 W. Broadway, Eugene, Oregon.

10.29^^    Lease of 1031 N. State Street, Ukiah, California.

10.30^^    Agreement with Mark Swedlund dated June 1, 1999.

10.31      Lease of 15954 Los Gatos Blvd., Los Gatos, CA

10.32      Lease of 11666 National Blvd., Los Angeles, CA

10.33 Stock Purchase Agreement dated September 23, 1999 by and among Real Goods Trading Corporation and Whole Foods Market, Inc.

10.34      Strategic Alliance Agreement dated September 23,
           1999 by and between Whole Foods Market,Inc. and Real Goods Trading Corporation.

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