Form 10QSB
period 2000-06-24
REAL GOODS TRADING CORP
filed 2000-08-07
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 24, 2000
                                                    OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

                  Commission File No. 0-22524
                 REAL GOODS TRADING CORPORATION
(Exact name of small business issuer as specified in its charter)

       California                           68-0227324
(State or other jurisdiction of      (IRS Employer Identification
   incorporation or organization)               Number)

3440 Airway Drive, Santa Rosa, California                95403
(Address of principal executive offices)               (ZipCode)

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

                     Yes   X            No

As of July 24, 2000, there were issued and outstanding 4,814,242 shares of common stock of the issuer.
                    REAL GOODS TRADING CORPORATION
                                 INDEX


                                                             Page

Form 10-QSB Cover Page                                         1

Index                                                          2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Condensed Balance Sheets at June 24, 2000 and March 31, 2000   3

Condensed Statements of Operations for the
three-month periods ended June 24, 2000 and June 26, 1999      4

Condensed Statements of Cash Flows for the
three month periods ended June 24, 2000 and June 26, 1999      5

Notes to Condensed Financial Statements                        6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                  9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                   10

Item 2.  Changes in Securities.

Item 3.  Defaults Upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security-Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                    Signatures                                10

                              PART I
                     FINANCIAL INFORMATION

Item 1.  Financial Statements

                REAL GOODS TRADING CORPORATION
                   CONDENSED BALANCE SHEETS
                           (Unaudited)
               (In thousands except share data)

                                           June 24,    March 31,
                                             2000         2000
ASSETS
Current Assets
   Cash                                   $    805     $    876
   Marketable securities                       575        1,568
   Accounts receivable, net of allowance
    of $6                                      159          152
   Inventories, net                          2,910        3,165
   Deferred catalog costs, net                 369          381
   Prepaid expenses                            121          150
   Deferred taxes                               34           34
Total current assets                         4,973        6,326

Property, equipment and improvements, net    4,213        3,924
Property held for sale                          78           78
Internet project                               116          139
Note receivable - affiliate,
 net of allowance of $259                       56           60
Other assets                                   253          253
Deferred income taxes                          837          664
Total Assets                              $ 10,526     $ 11,444

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable                       $  1,008     $  1,374
   Accrued expenses                            404          309
   Deposits                                     50           55
   Current maturities of long-term debt         17           17
   Other taxes payable                          46           39
Total current liabilities                    1,525        1,794

Long-term debt                                 530          534
Total Liabilities                            2,055        2,328

Shareowners' Equity
   Preferred stock, without par value;
   Authorized 1,000,000 shares; None issued
   or outstanding                               -            -

   Common stock, without par value:
   Authorized 10,000,000 shares;Issued and
   outstanding 4,822,642 shares and
   4,881,742, respectively                  10,646       10,771
Accumulated deficit                         (2,175)      (1,655)
   Total shareowners' equity                 8,471        9,116
Total Liabilities and Shareowners'
   Equity                                $  10,526     $ 11,444

                 See notes to condensed financial statements
                       REAL GOODS TRADING CORPORATION

                     CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands except share and per share data)

                                           Three Months Ended
                                          June 24,    June 26,
                                            2000        1999
Net sales                                     $ 3,202   $ 4,117
Cost of sales                                   1,977     2,472

   Gross Profit                                 1,225     1,645
Selling, general and administrative expenses    1,933     1,866

   Loss from operations                          (708)     (221)
Interest and other income and expense, net         15         5
   Loss before income taxes                      (693)     (216)

Income tax benefit                                173        76
   Net loss                                   $  (520)  $  (140)

Net loss per share, basic                    $  (0.11)  $ (0.03)

Weighted average shares outstanding, basic  4,876,870 4,080,742

            See notes to condensed financial statements
                    REAL GOODS TRADING CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                            (In thousands)

                                           Three Months Ended
                                          June 24,     June 26,
                                            2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (520)     $ (140)
Adjustments to reconcile net loss to net
   cash from operating activities:
   Depreciation and amortization               158          97
   Deferred income taxes                      (173)        (75)
Changes in assets and liabilities:
   Accounts receivable                          (7)        253
   Interest receivable from affiliate                       (5)
   Note receivable                               -          20
   Inventory                                   255        (410)
   Deferred catalog costs                       12          13
   Prepaid expenses                             29         116
   Accounts payable                           (366)       (168)
   Accrued expenses                             95        (193)
   Other taxes payable                          11         (15)
   Customer deposits                            (5)        (49)
       Net cash from operating activities     (511)     (1,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, improvements,
 and construction in progress                 (424)       (107)
Marketable securities                          993          -
Note receivable from affiliate                  -          (45)
       Net cash from investing activities      569        (152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                               (4)         (5)
Repurchase of common stock                    (125)          -
       Net cash from financing activities     (129)         (5)


Net decrease in cash                           (71)     (1,219)
Cash at beginning of period                    876       2,048
Cash at end of period                      $   805     $   829

              See notes to condensed financial statements
                      REAL GOODS TRADING CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

              FOR THE THREE MONTH PERIOD ENDED JUNE 24, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 24, 2000 and the interim results of operations and cash flows for the three months ended June 24, 2000 and June 26, 1999. Certain reclassifications have been made to the prior year amounts to conform to the June 2000 presentation. The balance sheet as of March 31, 2000 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 2000 included in the Company's fiscal 2000 Annual Report to Shareowners. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 2000.

The results of operations for the three month period herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRESENTATION OF SHIPPING AND HANDLING FEES

Included in net sales and cost of sales for the three month periods ended June 24, 2000 and June 26, 1999 are shipping and handling fees collected from customers of $212,000 and $277,000 and freight out expense of $198,000 and $248,000, respectively.

NOTE 3 - LINE OF CREDIT

The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the
"Bank"), which expires on February 28, 2001. Borrowings bear interest at 1.5% over the prime rate, payable monthly. At June 24, 2000 no amounts were outstanding on the Company's line of credit.

The line of credit agreement contains restrictive covenants including debt to net worth, current ratios, restrictions on capital expenditures, a limitation on the maximum allowable loss through September 2000, and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets, including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's Chairman and largest shareowner.

NOTE 4 - SHAREOWNERS' EQUITY

In two separate resolutions in August 1998 and April 2000, the Board of Directors authorized the Company to purchase up to a total of $200,000 of common stock in open market and private transactions. During the first quarter of fiscal 2001 the Company repurchased 59,100 shares at an average cost of $2.11 per share.

NOTE 5 - SEGMENT INFORMATION
The Company has four divisions (Catalog, Internet, Retail and Renewables), all of which sell products purchased from other suppliers directly to customers. The customer bases of all four divisions overlap to some extent, and the purchases and delivery processes to customers overlap as well.

Each of the four divisions qualifies as a reportable segment because each is more than 10% of the combined revenue of all operating segments. Financial information for the Company's business segments was as follows:

                                           Three Months Ended
                                          June 24,       June 26,
                                            2000           1999
Net Sales:
       Catalog Division                      $ 1,286     $ 2,077
       Internet Division                         380         235
       Retail Division                           898         790
       Renewables Division                       571       1,015
       Other                                      67         -0-
          Consolidated Net Sales               3,202       4,117

Gross Margin:
       Catalog Division                          552         929
       Internet Division                         155         104
       Retail Division                           348         302
       Renewables Division                       143         310
       Other                                      27         -0-
          Consolidated Gross Margin            1,225       1,645

Reconciliation of Gross Margin to
       Net Loss:
       Selling, general & administrative
          expenses
       Catalog Division                          766         957
       Internet Division                         232          71
       Retail Division                           652         442
       Renewables Division                       242         389
       Other                                      41           7
          Consolidated S G & A expenses        1,933       1,866

       Interest income                            27          17
       Interest expense                          (12)        (12)
       Income tax benefit                        173          76
          Net Loss                           $  (520)    $  (140)


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Net sales of $3,202,000 for the first quarter of fiscal 2001 were down 22% from the first quarter of fiscal 2000 (net sales of $4,117,000) due to weaker sales of catalog and renewable energy products due primarily to the sales malaise occuring after Y2K fears failed to materialize on January 1, 2000.

Catalog division net sales in the first quarter of fiscal 2001 decreased by 38% to $1,286,000 from $2,077,000 in the first quarter of fiscal year 2000 as a result of the Y2K sales malaise mentioned above,weaker response rates to the Company's catalogs, lower average orders and "cannibalization" by Internet division sales. Catalog division sales, were 40% of total net sales as compared to 50% in the first quarter of fiscal 2000.

Internet division net sales increased 62% to $380,000 from $235,000 in the first quarter last year, reflecting improvements in the website and the addition of new site partners. To some extent these increases were at the expense of the catalog division as traditional catalog customers chose to order through the Internet channel. Internet division sales amounted to 12% of total net sales in the first quarter of fiscal 2001 compared with 6% of total net sales in the same period last year.

Retail store division net sales increased 14% to $898,000 from $790,000 in the first quarter last year primarily due to the addition of the Los Gatos and West Los Angeles stores. Sales included in fiscal 2000 attributable to the new stores total $189,000. Same store sales dropped 8% from $790,000 in fiscal 2000 to $709,000 in fiscal 2001 reflecting a weaker interest in renewable energy products on the part of the consumers due to the post Y2K sales malaise. Also, Solfest, a big source of retail sales at the Hopland store was postponed this year until August. Retail division sales amounted to 28% of total net sales in the first quarter of fiscal 2001 compared with 19% of total net sales in the same period last year.

Renewable energy sales decreased 44% to $571,00 in the first quarter of fiscal 2001 from $1,015,000 in the same period in fiscal 2000. Fiscal 2000 revenues included a one-time $182,000 sale of a solar system to a winery in Northern California. The renewable energy industry as a whole has experienced a marked drop in consumer interest following Y2K. Renewable energy sales amounted to 18% of total net sales in the first quarter of fiscal 2001 compared with 25% of the total in the same period last year. The California Energy Commission program, begun in March 1999 as an incentive to install renewable energy systems where customers can buy solar systems for up to 50% off retail price, is mandated by the California legislature to continue for a minimum of four years from inception. The Company's Renewable Energy Division aggressively markets the CEC program.

Gross Profit

Gross profit for the three months ended June 26, 2000 was $1,225,000 or 38% of sales compared with $1,645,000 or 40% for the same period last year. Overall margins declined with the relatively lower proportion of catalog sales, which historically produce the Company's highest gross profit as a percentage of sales, and a higher proportion of lower margin renewable energy sales in the first quarter of fiscal year 2001 compared with the first quarter of the prior year. The decline in margin also reflects aggressive sale pricing on Y2K product overstocks in the quarter which succeeded in reducing inventory by over $250,000.

Catalog sales had a gross profit of 43% or $552,000 for the first quarter of fiscal 2001 compared with 45% or $929,000 in fiscal 2000 due to the Company's decision to aggressively price Y2K product overstocks in catalog mailings and sales fliers to reduce inventory. Retail stores division gross profit for the first quarter of fiscal 2000 was 39% or $348,000 and was up slightly from the 38% margin level or $302,000 of the same period in fiscal 2000. This slight increase reflects a lower percentage of renewable energy product sales in the sales mix. Renewable energy division sales, including design and consulting fees for solar, wind and hydro projects, had a gross margin of 25% or $143,000 compared to a gross margin of 31% or $310,000 in the same period of the prior fiscal year. The drop in percentage in fiscal 2001 results from a one-time large sale completed at less than a 20% margin. Renewable energy sales typically have lower gross margins which tend to reduce the Company's overall average gross margin.

Operating Expenses and Interest Income

Selling, general and administrative expenses were $1,933,000, or 60% of net sales compared with $1,866,000 or 45% of net sales in the first three months of the prior year. This increase in percentage reflects the drop in sales and decreases in the areas of labor and benefits, postage and freight, equipment expense, utilities, training, recruitment, and general administrative expense. Decreases in these areas were offset by increases in catalog and printing, advertising, supplies, depreciation, rents, and purchased services. In the first quarter of fiscal 2001, the Company had net interest income of $15,000 compared with net interest income of $5,000 in the first quarter of fiscal 2000.

Earnings

For the first three months of fiscal 2001, the Company incurred a pre-tax loss of $693,000 and a net loss of $520,000, or $.11 per share compared to a pre-tax loss in the first quarter of fiscal 2000 of $216,000, and a net loss of $140,000 or $.03 per share.
Weak sales due to post Y2K malaise and lower margins due to sale prices reducing inventory levels were the primary reasons for these increased losses. The pre-tax loss of $693,000 is slightly better than was budgeted.

The Company's first fiscal quarter, which ends at the end of June, is historically a weak quarter and has never been profitable. The Company typically experiences seasonality with sales and earnings building toward the third quarter (the holiday season) which is historically the Company's strongest and most profitable quarter.

Income Tax Benefit

The income tax benefit used by the Company was 25% in the first quarter of fiscal 2001 compared with 35% in the first quarter of fiscal 2000. These rates represent the projected rates expected by management for each fiscal year.

Liquidity and Capital Resources

For the quarter ended June 24, 2000, cash used in operations was $511,000 primarily due to reductions in accounts payable.
Overall, the Company generated $569,000 from net investing activities and used $129,000 in its financing activities. The net effect of these activities was to decrease cash from $876,000 at March 31, 2000 to $805,000 at June 24, 2000.

Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 2001. The bank line of credit financing, which is presently not being used by the Company, is subject to the Company's ability to limit its pre-tax loss for the period ended September 23, 2000. There can be no assurance that the Company will be able to so limit its pre-tax loss. If the Company cannot retain its bank financing, its ability to conduct its business in the ordinary course could be materially and adversely affected.

Effects of Inflation
The overall effects of inflation on the Company's business during the periods discussed were not material.

                                 *****
                                PART II
                           OTHER INFORMATION

Item 1.   Legal Proceedings.

        No Applicable.


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


                        REAL GOODS TRADING CORPORATION
                                  (Registrant)
                             DATED: August 4, 2000


                        by:[S]LESLIE B. SEELY
                              Leslie B. Seely
                              Chief Financial Officer