Form 10QSB
period 2000-09-23
REAL GOODS TRADING CORP
filed 2000-11-07
CIK 912953

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 23, 2000
                                   OR

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

                     Yes   X            No

As of October 23, 2000, there were issued and outstanding
 4,814,242 shares of common stock of the issuer.

                     REAL GOODS TRADING CORPORATION

                                  INDEX

                                                            Page

Form 10-QSB Cover Page                                         1



Index                                                          2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Condensed Balance Sheets as of September 23,
         2000 and March 31, 2000                               3

         Condensed Statements of Operations for the three
         and six months ended September 23, 2000 and
         September 25, 1999                                    4

         Condensed Statements of Cash Flows for the
         six months ended September 23, 2000 and September
         25, 1999                                              5

         Notes to Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                  9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                   12

Item 2.  Changes in Securities.                               12

Item 3.  Defaults Upon Senior Securities.                     12

Item 4.  Submission of Matters to a Vote of Security-Holders. 12

Item 5.  Other Information.                                   12

Item 6.  Exhibits and Reports on Form 8-K.                    12

         Signatures                                           12
                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                       REAL GOODS TRADING CORPORATION
                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands except share data)

                                  September 23,       March 31,
                                           2000            2000
ASSETS
Current Assets
   Cash                           $   709           $     876
   Marketable securities               -                1,568
   Accounts receivable,
    net of allowance $6               190                 152
   Inventories, net                 2,644               3,165
   Deferred catalog costs, net        330                 381
   Prepaid expenses                   190                 150
   Deferred taxes                      34                  34
       Total current assets         4,097               6,326

Property, equipment and
  improvements, net                 4,083               3,924
Property held for sale                 78                  78
Internet project                       92                 139
Note receivable - affiliate,
  net of allowance of $259             64                  60
Other assets                          253                 253
Deferred taxes                      1,029                 664
TOTAL ASSETS                      $ 9,696           $  11,444

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities
   Accounts payable               $   842           $   1,374
   Accrued expenses                   272                 309
   Customer deposits                  111                  55
   Current maturities of long-term
     debt                              18                  17
   Other taxes payable                 54                  39
Total current liabilities           1,297               1,794
Long-term debt                        525                 534
TOTAL LIABILITIES                   1,822               2,328

Shareowners' Equity
    Preferred stock, without par
      value: Authorized 1,000,000
      shares; None issued or
      outstanding                      -                   -
    Common stock, without par
      value: Authorized 10,000,000
      shares; Issued and outstanding
      4,814,242 shares and 4,881,742
      respectively                 10,624              10,771
    Accumulated deficit            (2,750)             (1,655)
     Total shareowners' equity      7,874               9,116
TOTAL LIABILITIES AND SHAREOWNERS'
  EQUITY                          $ 9,696         $    11,444

               See notes to condensed financial statements


                     REAL GOODS TRADING CORPORATION

                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
            (In thousands except share and per share data)

                Three Months Ended           Six Months Ended

                      Sept. 23,   Sept. 25,  Sept. 23, Sept. 25,
                           2000        1999       2000      1999

Net sales                 $3,477     $3,984     $6,679    $8,101
Cost of sales              2,171      2,350      4,148     4,822

Gross profit               1,306      1,634      2,531     3,279
 Selling, general and
 administrative expenses   2,100      1,941      4,033     3,807

Loss from operations        (794)      (307)    (1,502)     (528)
Interest income, net of
  interest expense            27          3         42         8
Loss before income taxes    (767)      (304)    (1,460)     (520)

Income tax benefit           192        106        365       182
    NET LOSS              $ (575)    $ (198)  $ (1,095)   $ (338)

    Net LOSS PER SHARE,
      BASIC AND DILUTED   $(0.12)    $(0.05)  $  (0.23)   $(0.08)

Weighted average shares
 outstanding,basic and
 diluted               4,814,242  4,082,785  4,824,354 4,081,339

                     See notes to condensed financial statements

                       REAL GOODS TRADING CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                            Six Months Ended

                                           Sept. 23,   Sept. 25,
                                                2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $ (1,095)     $ (338)
Adjustments to reconcile net loss to net
   cash from operating activities:
   Depreciation and amortization                 259         204
   Deferred income taxes                        (365)       (182)
Changes in assets and liabilities:
   Receivables                                   (38)        (77)
   Inventory                                     520      (1,087)
   Deferred catalog costs                         51          -
   Prepaid expenses                              (40)         36
   Other                                           -          11
   Accounts payable                            ( 532)       (136)
   Accrued expenses                              (36)       (122)
   Customer deposits                              56         (29)
   Other taxes payable                            16         (30)
      Net cash from operating activities      (1,204)     (1,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, improvements,
 and construction in progress                   (372)       (188)
Note and interest receivable from affiliate       (4)        (95)
Marketable Securities                          1,568           -
     Net cash from investing activities        1,192        (283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock                            (147)          (3)
Repayment of debt                                (8)          (8)
Proceeds from issuance of common stock,
 net of issue costs                               -        3,587
     Net cash from financing activities        (155)       3,576

Net increase (decrease) in cash                (167)       1,543
Cash at beginning of period                     876        2,048
Cash at end of period                         $ 709      $ 3,591

               See notes to condensed financial statements

                      REAL GOODS TRADING CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

            FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 23, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 23, 2000 and the interim results of operations and cash flows for the three and six months ended September 23, 2000 and September 25, 1999. The balance sheet as of March 31, 2000 was derived from the Company's audited financial statements included in the Company's Annual Report on
Form 10-KSB    for the year ended March 31, 2000.
Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended March 31, 2000 included in the Company's fiscal 2000 Annual Report to Shareowners. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the condensed financial statements. The condensed financial statements should be read in conjunction with the audited financial statements, including notes thereto, for the year ended March 31, 2000.
The results of operations for the three and six month periods herein presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PRESENTATION OF SHIPPING AND HANDLING FEES

Included in net sales for the three and six month periods ended September 23, 2000 and September 25, 1999 are shipping and handling fees collected from customers of $226,000 and $438,000 in fiscal 2001 and $259,000 and $536,000 in fiscal 2000, respectively. Included in cost of sales for the three and six month periods ended September 23, 2000 and September 25, 1999 are freight out expenses of $225,000 and $424,000 in fiscal 2001 and $184,000 and $432,000 in fiscal 2000, respectively.

NOTE 3 - LINE OF CREDIT

The Company has a line of credit agreement for $1,500,000 with National Bank of the Redwoods (the
"Bank") which expires on February 28, 2001. Borrowings bear interest at 1.5% over the prime rate, payable in monthly installments. The line of credit agreement contains restrictive covenants including debt to net worth, current ratios, restrictions on capital expenditures, and prohibitions on payment of cash dividends without the Bank's approval. The line is collateralized by substantially all of the Company's assets, including inventory, accounts receivable and mailing lists as well as a key person life insurance policy on the life of the Company's Chairman and largest shareowner. As of September 23, 2000, no amounts were outstanding on the Company's line of credit.

NOTE 4 - SHAREOWNERS' EQUITY

In two separate resolutions in August 1998 and April 2000, the Board of Directors authorized the Company to purchase up to a total of $200,000 of common stock in open market and private transactions. During the first six months of fiscal 2001 the Company repurchased 67,500 shares at an average cost of $2.17 per share.

NOTE 5 - SEGMENT INFORMATION

The Company has four divisions (Catalog, Internet, Retail and Renewables), all of which sell products purchased from other suppliers directly to customers. The customer bases of all four divisions overlap to some extent, and the purchase and delivery processes to customers overlap as well.

Each of the four divisions qualifies as a reportable segment because each is more than 10% of the combined revenue of all operating segments. Financial information for the Company's business segments for the six months ended September 23, 2000 and September 25, 1999 was as follows:

                                           Sept. 23,   Sept. 25,
                                                2000        1999
Net Sales:
  Catalog Division                           $ 2,624    $  4,066
  Internet Division                              833         445
  Retail Division                              2,083       1,701
  Renewables Division                          1,059       1,889
  Other                                           80       ____
  Consolidated Net Sales                       6,679       8,101

Gross Profit:
  Catalog Division                             1,115       1,840
  Internet Division                              343         200
  Retail Division                                773         656
  Renewables Division                            270         583
  Other                                           30          -
  Consolidated Gross Profit                    2,531       3,279
Reconciliation of Gross Profit to Net Loss:
  Selling, general & administrative expenses:
    Catalog Division                           1,678       1,979
    Internet Division                            482         141
    Retail Division                            1,326         921
    Renewables Division                          472         753
    Other                                         75          13
    Consolidated S G & A expenses              4,033       3,807
  Interest income                                 65          31
  Interest expense                               (23)        (23)
  Gain on sale of assets                           -           -
  Income tax benefit                              365        182
    Net Loss                                 $ (1,095)    $ (338)


NOTE 6 - SUBSEQUENT EVENT

On October 13, 2000, the Company signed an agreement to merge the Company with a subsidiary of Gaiam, Inc. subject to Real Goods shareholder approval and other customary conditions. Details about this agreement can be found by examining the Company's press releases and the Form 8K filed on October 31, 2000.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES

Net sales of $6,679,000 for the first six months of fiscal 2001 were down 18% from $8,101,000 for the first six months of fiscal 2000 due to reduced catalog mailings and weaker sales of catalog and renewable energy products due primarily to the extended sales malaise occurring after Y2K fears failed to materialize on January 1, 2000.

Catalog division net sales in the first six months of fiscal 2001 decreased by 35% to $2,624,000 from $4,066,000 in the first six months of fiscal year 2000 as a result of the post Y2K sales malaise mentioned above, weaker response rates to the Company's catalogs, lower average orders and "cannibalization" by Internet division sales which nearly doubled over the comparable period. Catalog division sales, were 39% of total net sales in the first six months of fiscal 2001 as compared to 50% in the first six months of fiscal 2000.

Internet division net sales increased 87% to $832,000 in the first six months of fiscal 2001 from $445,000 in the first six months of fiscal 2000, reflecting improvements in the website and the addition of new site partners. To some extent, these increases were at the expense of the catalog division as the company believes that traditional catalog customers chose to order through the Internet channel instead of the catalog channel. Internet division sales amounted to 12% of total net sales in the first six months of fiscal 2001 compared with 5% of total net sales in the first six months of fiscal 2000.

Retail store division net sales increased 23% to $2,083,000 in the first six months of fiscal 2001 from $1,701,000 in the first six months of fiscal 2000 primarily due to the addition of the Los Gatos and West Los Angeles stores. Sales included in the first six months of fiscal 2001 attributable to the new stores total $537,000. Same store sales dropped 9% from $1,701,000 in the first six months of fiscal 2000 to $1,546,000 in the first six months of fiscal 2001 reflecting a weaker interest in renewable energy products on the part of the consumers due to the extended post Y2K sales malaise. Retail division sales amounted to 31% of total net sales in the first six months of fiscal 2001 compared to 21% of total net sales in the first six months of fiscal 2000.

Renewable energy sales decreased 44% to $1,059,000 in the first six months of fiscal 2001 from $1,890,000 in the first six months of fiscal 2000. Fiscal 2000 revenues included a single $182,000 sale of a solar system to a winery in Northern California. The renewable energy industry as a whole has experienced a marked drop in consumer interest following Y2K although the Company expects demand to pick up soon due to increasing gasoline and utility company prices. Renewable energy sales amounted to 16% of total net sales in the first six months of fiscal 2001 compared with 23% of the total net sales in the first six months of fiscal 2000. The California Energy Commission program, begun in March 1999 as an incentive to install renewable energy systems where customers can buy solar systems for up to 50% off retail price, is mandated by the California legislature to continue for a minimum of four years from inception. The Company's Renewable Energy Division aggressively markets the CEC program.

For the three months ended September 23, 2000, the Company's net sales decrease 13%, or $507,000, to $3,477,000 compared to $3,984,000 in the previous period for the reasons cited above. Net catalog sales of the three months were down 33% to $1,338,000 compared to $1,989,000 for the same period in the previous year. Internet sales for the three months were up 116% to $453,000, compared to $210,000 for the same period in the previous year. Retail stores sales for the three months were $1,185,000, an increase of 30% from the previous year's comparable sales of $911,000. Reneable energy sales for the three months were $488,000, a decrease of 44% from the previous year's comparable sales of $874,000.

GROSS PROFIT

Gross profit for the first six months of fiscal 2001 was $2,531,000 or 38% of sales compared with $3,279,000 or 40% for the first six months of fiscal 2000. Overall margins declined with the relatively lower proportion of catalog sales, which historically produce the Company's highest gross profit as a percentage of sales. The decline in margin also reflects aggressive sale pricing on Y2K product overstocks in the first six months of fiscal 2001 which succeeded in reducing inventory by over $520,000.

Catalog sales had a gross profit of 42% or $1,115,000 for the first six months of fiscal 2001 compared with 45% or $1,840,000 in the first six months of fiscal 2000 due to the Company's decision to aggressively price Y2K product overstocks in catalog mailings and sales fliers to reduce inventory. Retail stores division gross profit for the first six months of fiscal 2001 was 37% or $773,000 and was down from the 39% margin level or $656,000 in the first six months of fiscal 2000. This decrease reflects increased levels of items on sale to reduce inventory. Renewable energy division sales, including design and consulting fees for solar, wind and hydro projects, had a gross margin of 25% or $270,000 in the first six months of fiscal 2001 compared to a gross margin of 31% or $583,000 in the first six months of fiscal 2000. The drop in percentage in fiscal 2001 results from a one-time large sale completed at less than a 20% margin. Renewable energy sales typically have lower gross margins which tend to reduce the Company's overall average gross margin.

For the three months ended September 23, 2000, gross profit decreased to 38%, or $1,306,000 compared to 41%, or $1,634,000 for the reasons cited above. The catalog division provided a gross profit of $563,000 or 42% compared to $911,000 or 46% for the previous period. The internet division provided a gross profit of $188,000 or 42% compared to $96,000 or 46% for the previous period. The retail division provided a gross profit of $425,000 or 36% compared to $354,000 or 39% for the previous period. The renewable energy division provided a gross profit of $127,000 or 26% compared to $273,000 or 31% for the previous period.

OPERATING EXPENSES AND INTEREST INCOME

Selling, general and administrative expenses were $4,033,000, or 60% of net sales in the first six months of fiscal 2001 compared with $3,807,000 or 47% of net sales in the first six months of fiscal 2000. Selling, general and administrative expenses amounted to $2,1000,000, 60% of sales, for the quarter compared to $1,941,000, or 49% of sales, for the previous year's comparable quarter. This increase in percentage reflects the drop in sales and increases in catalog and printing, advertising, supplies, depreciation, and rents expense. These increases were offset by decreases in the areas of labor and benefits, equipment expense, utilities, training, recruitment, and general administrative expense. In the first six months of fiscal 2001, the Company had net interest income of $42,000 compared with net interest income of $7,000 in the first six months of
fiscal 2000.   For the quarter, net interest and other income was
$27,000 compared with $3,000 for the previous year's quarter.

EARNINGS

For the first six months of fiscal 2001, the Company incurred a pre-tax loss of $1,460,000 and a net loss of $1,095,000, or $.23 per share compared to a pre-tax loss in the first six months of fiscal 2000 of $520,000 and a net loss of $338,000 or $.08 per share. For the quarter, the Company incurred a pre-tax loss of $767,000 and a net loss of $575,000 or $0.12 per share as compared to a pre-tax loss of $304,000 and a net loss of $198,000 or $0.05 per share in the previous year's quarter. Weak sales due to the extended post Y2K malaise and lower margins due to sale prices reducing inventory levels were the primary reasons for these increased losses. The Company typically experiences seasonality with sales and earnings building toward the fiscal third quarter (the holiday season) which is historically the Company's strongest and most profitable quarter.

INCOME TAX BENEFIT

The income tax benefit used by the Company was 25% in the first six months of fiscal 2001 compared with 35% in the first six months of fiscal 2000. These rates represent the projected realizable rates expected by management for each fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

For the first six months of fiscal 2001, cash used in operations was $1,204,000 primarily due to the net loss and reductions in accounts payable. Overall, the Company generated $1,192,000 from net investing activities and used $155,000 in its financing activities. The net effect of these activities was to decrease cash from $876,000 at March 31, 2000 to $709,000 at September 23, 2000. Management believes that cash flow from operations together with bank debt financing and existing cash reserves will be sufficient to fund the Company's operations through fiscal 2001.

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

          Not Applicable


Item 5.   Other Information.

          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K.

          September 1, 2000 - Resignation of Director
          September 20, 2000 - Management changes / Resignation
                                     of Directors
          October 31, 2000 - Merger agreement with Gaiam, Inc.


                         SIGNATURES

In accordance with the requirements of the Securities Exchange
Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REAL GOODS TRADING CORPORATION
                                           (Registrant)
                                      DATED: November 6, 2000


                                 by:[S]JOHN SCHAEFFER
                                       John Schaeffer
                                       Pesident/CEO